Form 10QSB
period 2006-09-30
Golden Star Resource Corp.
filed 2006-12-18
CIK 1375348

================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137922

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

850 West Hastings, Suite 201
Vancouver, British Columbia
Canada V6C 1E1
(Address of principal executive offices)

(604) 689-9661
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The Registrant is a Shell company. Yes [   ]     No [ X ]

As of December 11, 2006, the Company had 6,000,000 shares of common stock outstanding.

================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

	SEPTEMBER 30	JUNE 30
	2006	2006

ASSETS

Current Assets
Cash	$313	$380

Other Assets
Deferred offering costs	10,000	10,000

	$10,313	$10,380

LIABILITIES

Accounts payable and accrued liabilities
Due to shareholders (Note 5)	26,471	20,760

Commitments and contractual obligations (Note 7)

SHAREHOLDER'S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share (none issued)
Issued:
6,000,000 common shares at September 30, 2006	60	60

Deficit Accumulated During The Exploration Stage	(16,218)	(10,440)
	(16,158)	(10,380)

	$10,313	$10,380

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

		PERIOD FROM
	THREE	INCEPTION
	MONTHS	APRIL 21
	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30
	2006	2006

Revenue	$	$

Expenses
Professional fees	5,711	5,711
Mineral claim payment	-	10,000
Office and sundry	67	507

Net Loss For The Period	5,778	16,218

Deficit Accumulated During Exploration Stage, Beginning Of Period	10,440	-

Deficit Accumulated During The Exploration Stage, End Of Period	$16,218	$16,218

Basic And Diluted Loss Per Share	$0.00

Weighted Average Number Of Shares Outstanding	6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

		PERIOD FROM
	THREE	INCEPTION
	MONTHS	APRIL 21
	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30
	2006	2006

Cash Flows From Operating Activities
Net loss for the period	$(5,778)	$(16,218)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Due to related parties	-	10,434
	(5,778)	(5,784)

Cash Flows From Financing Activities
Issue of share capital	-	60
Due to shareholders	5,711	6,037
	5,711	6,097

Increase (Decrease) In Cash	(67)	313

Cash, Beginning Of Period	380	-

Cash, End Of Period	$313	$313

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

]

	COMMON STOCK		DEFICIT
	NUMBER		ACCUMULATED
	OF		DURING THE
	COMMON	PAR	EXPLORATION
	SHARES	VALUE	STAGE	TOTAL

Beginning balance	-	$-	$-	$-
April 24, 2006 - Shares issued for cash at $0.00001	6,000,000	60	-	60
Net loss for the period	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	$60	$(10,440)	$(10,380)

Net loss for the period	-	-	(5,778)	(5,778)

Balance, September 30, 2006	6,000,000	$60	(16,218)	(16,158)

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

1.       OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $16,218 for the period from April 21, 2006 (inception) to September 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a public offering of its common stock with a Form SB-2 filing to raise minimum proceeds of $100,000 by the issuance of 1,000,000 common shares at $0.10 per share. Management believes that actions presently being taken to resolve the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

b) Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

c) Mineral Property Acquisition Payments

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

d) Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

f) Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that an asset retirement obligation ("ARO") associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

g) Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

h) Financial Instruments

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i) Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

j) Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 - "Accounting for Income Taxes". This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

k) Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

l) Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)   monetary items at the rate prevailing at the balance sheet date;
ii)   non-monetary items at the historical exchange rate;
iii)   revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

3.       RECENT ACCOUNTING PRONOUNCEMENTS

a) The FASB issued FASB Interpretation No. ("FIN") 47 - "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b) In November 2005, the FASB issued Staff Position No. FAS 115-1 - "The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c) In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 - "Accounting for Stripping Costs in the Mining Industry ("EITF Issue 04-6"), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 - "Restatement and Revision of Accounting Research Bulletins, Chapter 4, "Inventory Pricing", ("ARB No. 43"). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its results of operations or financial position since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

4. MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim, the legal title to which is held in trust for the company by its president. The mineral claim is located in Cariboo Mining Division, British Columbia, Canada.

GOLDEN STAR RESOURCE CORP.
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2006
(Stated in U.S. Dollars)

5.       DUE TO RELATED PARTIES

The amounts are due to an officer/shareholder of the Company and to a company controlled by an officer of the Company. The balances are unsecured and interest free with no specific terms of repayment.

6.       CAPITAL STOCK

On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

The Company has no stock option plan, warrants or other dilutive securities.

7.       COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has engaged a corporate law firm to prepare and file the Company=s Form SB-2 Registration Statement with the Securities Exchange Commission (SEC) for a fee of $20,000, of which $10,000 has been paid and the remaining $10,000 will be due upon SEC acceptance of the SB-2 filing.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

      This Form 10-QSB for the period ended September 30, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

      We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

      Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in this offering, we believe it will last twelve months.

      We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

      Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of our public offering and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

      In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can't raise it, we will have to suspend or cease operations.

      We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

      The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Glengarry Developments Inc. and a physical examination of the property by Mr. Livgard, our president and a director. No additional payments were made or are due Glengarry Developments Inc. for the property. The claims were recorded in Glengarry Developments Inc.'s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and it will not deal with the property in any way, except to transfer the property to us. In the event that Glengarry Developments Inc. transfers title to a third party, the declaration of trust will be used as evidence that it breached its fiduciary duty to us. Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. Glengarry Developments Inc. will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material. Glengarry Developments Inc. does not have a right to sell the property to anyone. It may only transfer the property to us. It may not demand payment for the claims when it transfers them to us. Further, Glengarry Developments Inc. does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Glengarry Developments Inc. must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

      We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

      We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

      We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Livgard, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Livgard will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of our public offering. We will only make the selections in the event we raise the minimum amount from our public offering.

      We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised from our public offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

      We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

      If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

      We do not intend to hire additional employees at this time. All of the work on the property will be conducted by an unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

      There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

      To become profitable and competitive, we will conduct the research into exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

      We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

      To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

      We have discussed this matter with our officers and directors, and Mr. Livgard has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Livgard has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

      We acquired one property containing six claims. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report, we have yet to being operations and therefore we have yet to generate any revenues. We are in the process of completing our public offering.

      Since inception, we have issued 6,000,000 shares of our common stock and received $60.00.

      As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

      In April 2006, we issued 3,000,000 shares of common stock to Kathrine MacDonald, our secretary treasurer in consideration of $30.00 and we issued 3,000,000 shares of common stock to Marilyn Miller, an individual, in consideration of $30.00 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an acquisition of shares. Kathrine MacDonald advanced $20,760 to cover our costs for incorporation, accounting and legal fees and Mr. Livgard advanced the sum of $10,000.00 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Ms. MacDonald and Mr. Livgard is non-interest bearing, unsecured and due on demand. Further the agreements with Ms. MacDonald and Mr. Livgard are oral and there is no written document evidencing the agreement.

      As of September 30, 2006, we $10,313 in assets of which $313 was cash. Further we had $26,471 in liabilities.

ITEM 3.       CONTROLS AND PROCEDURES

        (a)         Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        (b)         Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On October 25, 2006, our Form SB-2 registration statement (SEC file no. 333-137922) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share. As of the date hereof, we have not sold any shares of common stock.

ITEM 6.           EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of December, 2006.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	EGIL LIVGARD
Egil Livgard
President, Principal Executive Officer and a member of the Board of Directors.

BY:	KATHRINE MACDONALD
Kathrine MacDonald
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.