Form 10QSB
period 2006-12-31
Golden Star Resource Corp.
filed 2007-02-14
CIK 1375348

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137922

GOLDEN STAR RESOURCE CORP.
 (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

850 West Hastings, Suite 201
Vancouver, British Columbia
Canada V6C 1E1(Address of principal executive offices)

(604) 689-9661
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]No [   ]

The Registrant is a Shell company. Yes [   ]No [ x ]

As of February 13, 2007, the Company had 6,000,000 shares of common stock outstanding.

=============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

DECEMBER 31, 2006
(Stated in U.S. Dollars)

	DECEMBER 31	JUNE 30
	2006	2006

ASSETS
Current Assets
Cash	$24,383	$380

Other Assets
Deferred offering costs	-	10,000
	$24,383	$10,380

LIABILITIES
Current Liabilities

Accounts payable and accrued liabilities	12,322	-
Due to related parties (Note 5)	26,471	20,760
	38,793	20,760
STOCKHOLDERS= DEFICIENCY
Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share (none issued)
Issued:
6,000,000 common shares at December 31, 2006	60	60

Share Subscriptions Received (Note 6)	24,500	-

Deficit Accumulated During The Exploration Stage	(38,970)	(10,440)
	(14,410)	(10,380)
	$24,383	$10,380

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 30
	2006	2006	2006

Revenue	$	$	$

Expenses
Professional fees	21,819	27,530	27,530
Mineral claim payment	-	-	10,000
Regulatory	503	503	503
Office and sundry	430	497	937

Net Loss For The Period	$22,752	$28,530	$38,970

Basic And Diluted Loss Per Common Share	$0.00	$0.00

Weighted Average Number Of Common Shares Outstanding	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 30
	2006	2006	2006

Cash Flows (Used by) Operating Activities
Net loss for the period	$(22,752)	$(28,530)	$(38,970)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	12,322	12,322	12,322
Due to related parties	10,000	10,000	20,434
	(430)	(6,208)	(6,214)

Cash Flows From Financing Activities
Issue of share capital	-	-	60
Due to shareholders	-	5,711	6,037
Share subscriptions received	24,500	24,500	24,500
	24,500	30,211	30,597

Increase (Decrease) In Cash	24,070	24,003	24,383

Cash, Beginning Of Period	313	380	-

Cash, End Of Period	$24,383	$24,383	$24,383

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF				DURING THE
	COMMON	PAR	SUBSCRIPTIONS		EXPLORATION
	SHARES	VALUE	RECEIVED		STAGE	TOTAL

Beginning balance	-	$-		$-	$-	$-
April 24, 2006 - Shares issued for cash at $0.00001	6,000,000	60		-	-	60
Net loss for the period	-	-			(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

Share subscriptions	-	-		24,500	-	24,500

Net loss for the period	-	-		-	(28,530)	(28,530)

Balance, December 31, 2006	6,000,000	$60		$24,500	$(38,970)	$(14,410)

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

DECEMBER 31, 2006
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $38,970 for the period from April 21, 2006 (inception) to December 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a public offering of its common stock with a Form SB-2 filing to raise minimum proceeds of $100,000 by the issuance of 1,000,000 common shares at $0.10 per share. Management believes that actions presently being taken to resolve the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

DECEMBER 31, 2006
(Stated in U.S. Dollars)

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

b) Mineral Property Acquisition Payments

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

DECEMBER 31, 2006
(Stated in U.S. Dollars)

c) Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

d) Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.

e) Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

f) Basic and Diluted Net Loss Per Share

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

3. MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim, the legal title to which is held in trust for the company by its president. The mineral claim is located in Cariboo Mining Division, British Columbia, Canada.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

DECEMBER 31, 2006
(Stated in U.S. Dollars)

5. DUE TO RELATED PARTIES

The amounts are due to an officer/shareholder of the Company and to a company controlled by an officer of the Company. The balances are unsecured and interest free with no specific terms of repayment.

6. CAPITAL STOCK

a) On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b) By prospectus dated October 25, 2006, The Company is offering up to 2,000,000,000 shares of its common shares in a non-brokered direct public offering for initial 270 day offering period, 1,000,000 shares minimum, 2,000,000 shares maximum. The offering price is $0.10 per share. Share subscription aggregating $24,500 have been received to December 31, 2006.

c) The Company has no stock option plan, warrants or other dilutive securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-QSB for the period ended December 31, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

We acquired one property. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report, we have yet to being operations and therefore we have yet to generate any revenues. We are in the process of completing our public offering.

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

As of December 31, 2006, we have $24,383 in assets of which $24,383 was cash. Further, we had $38,793 in liabilities.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 25, 2006, our Form SB-2 registration statement (SEC file no. 333-137922) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share. As of the date hereof, we have sold 750,000 shares of common stock and raised $75,000.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14TH day of February, 2007.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	EGIL LIVGARD
Egil Livgard
President, Principal Executive Officer and a member of the Board of Directors.

BY:	KATHRINE MACDONALD
Kathrine MacDonald
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.