Form 10QSB/A
period 2006-12-31
Golden Star Resource Corp.
filed 2007-05-07
CIK 1375348

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137922

GOLDEN STAR RESOURCE CORP. (Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

850 West Hastings, Suite 201 Vancouver, British Columbia Canada V6C 1E1 (Address of principal executive offices) (604) 689-9661 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

The Registrant is a Shell company.           Yes [X]    No [  ]

As of February 13, 2007, the Company had 6,000,000 shares of common stock outstanding.

====================================================================================================

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May, 2007.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:     EGIL LIVGARD
           Egil Livgard
           President, Principal Executive Officer and a
           member of the Board of Directors.

BY:     KATHRINE MACDONALD
           Kathrine MacDonald
           Principal Financial Officer, Principal
           Accounting Officer, Secretary/Treasurer and a
           member of the Board of Directors.