Form 10QSB
period 2007-03-31
Golden Star Resource Corp.
filed 2007-05-15
CIK 1375348

========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Secur ities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

The Registrant is a Shell company. Yes [  ]    No [X]

As of May 14, 2007, the Company had 7,070,000 shares of common stock outstanding.

========================================================================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

MARCH 31, 2007
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2007	2006

ASSETS

Current
Cash	$85,899	$380
Prepaid expenses and deposits	337	-

Other
Deferred offering costs	-	10,000

	$86,236	$10,380

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	863	-
Due to related parties (Note 5)	20,000	20,760
	20,863	20,760

STOCKHOLDERS’ EQUITY ( DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued:
6,000,000 common shares at December 31, 2006	70	60
1,070,000 common shares at March 31, 2007

Additional Paid In Capital	106,990	-

Deficit Accumulated During The Exploration Stage	(41,687)	(10,440)
	65,373	(10,380)

	$86,236	$10,380

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

						PERIOD FROM
		THREE		NINE		INCEPTION
		MONTHS		MONTHS		APRIL 21
		ENDED		ENDED		2006 TO
		MARCH 31		MARCH 31		MARCH 31,
		2007		2007		2007

Revenue	$		$		$

Expenses
Professional fees		2,245		29,775		29,775
Mineral claim payment		-		-		10,000
Transfer and filing fees		320		823		823
Office and sundry		152		649		1,089

Net Loss For The Period		$2,717		$31,247		$41,687

Basic And Diluted Loss Per Common Share		$0.00		$0.00

Weighted Average Number Of Common Shares
Outstanding		6,000 ,000		6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	NINE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31
	2007	2007	2007

Cash Flows (Used by) Operating Activities
Net loss for the period	$(2,717)	$(31,247)	$(41,687)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	(11,459)	863	863
Prepaid expenses and deposits	(337)	(337)	(337)
Due to related parties	-	10,000	20,434
	(14,513)	(20,721)	(20,727)

Cash Flows From Financing Activities
Issue of share capital	107,000	107,000	107,060
Due to shareholders	(6,471)	(760)	(434)
Share subscriptions received	(24,500)	-	-
	76,029	106,240	106,626

Increase In Cash	61,516	85,519	85,899

Cash, Beginning Of Period	24,383	380	-

Cash, End Of Period	$85,899	$85,899	$85,899

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2007
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER		ADDITIONAL		ACCUMULATED
	OF			PAID-IN	DURING THE
	COMMON	PAR		CAPITAL	EXPLORATION
	SHARES	VALUE		RECEIVED	STAGE	TOTAL

Beginning balance	-	$-		$-	$-	$-
April 24, 2006 – Shares issued for	6,000,000	60		-	-	60
cash at $0.00001
Net loss for the period	-	-		-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 31, 2007- Shares issued for	1,070,000	10		106,990	-	107,000
cash at $0.10

Net loss for the period	-	-		-	(31,247)	(31,247)

Balance, March 31, 2007	7,070,000	$70		106,990	$(41,687)	$65,373

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $41,687 for the period from April 21, 2006 (inception) to March 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a public offering of its common stock with a Form SB-2 filing to raise minimum proceeds of $100,000 by the issuance of 1,000,000 common shares at $0.10 per share. Management believes that actions presently being taken to resolve the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

F-5 -6-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long- lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

F-6 -7-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Use of Estimates and Assumptions

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

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the period presented, the basic and diluted loss per share is the same, as any exercise of options or warrants would be anti-dilutive.

3.	MINERAL CLAIM INTEREST

The Company has the right to conduct exploration activity on one mineral claim, the legal title to which is held in trust for the company by its president. The mineral claim is located in Cariboo Mining Division, British Columbia, Canada.

F-7 -8-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007
(Stated in U.S. Dollars)

5.	DUE TO RELATED PARTIES

The amounts are due to an officer/shareholder of the Company and to a company controlled by an officer of the Company. The balances are unsecured and interest free with no specific terms of repayment.

6.	CAPITAL STOCK

	a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

	b)	On March 31, 2007, the Company issued additional 1,070,000 common shares at $0.10.

	c)	The Company has no stock option plan, warrants or other dilutive securities.

7.	BASIC OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended June 30, 2006, has been omitted. The result of operations for the nine-moth period ended March 31, 2007 are not necessarily indicative of results for the entire year ending June 30, 2007.

F-8 -9-

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

     This Form 10-QSB for the period ended March 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of our public offering and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money from our public offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Glengarry Developments Inc. and a physical examination of the property by Mr. Livgard, our president and a director. No additional payments were made or are due Glengarry Developments Inc. for the property. The claims were recorded in Glengarry Developments Inc.’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and lega l and accounting fees related to the incorporation. On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and it will not deal with the property in any way, except to transfer the property to us. In the event that Glengarry Developments Inc. transfers title to a third party, the declaration of trust will be used as evidence that it breached its fiduciary duty to us. Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. Glengarry Developments Inc. will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Glengarry Developments Inc. does not have a right to sell the property to anyone. It may only transfer the property to us. It may not demand payment for the claims when it transfers them to us. Further, Glengarry Developments Inc. does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Glengarry Developments Inc. must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

     We have no assurance tha t future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

     Since inception, we have issued 7,070,000 shares of our common stock and received $107,060.00.

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

     As of March 31, 2007, we have $86,236 in assets of which $85,899 was cash. Further, we had $20,863 in liabilities.

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

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 25, 2006, our Form SB-2 registration statement (SEC file no. 333-137922) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,000,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,000,000 and the maximum was 2,000,000 common shares. The offering price is $0.10 per common share. As of the date hereof, we have sold 1,070,000 shares of common stock and raised $107,000.

ITEM 6.       EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a- 15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes- Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2007.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:     EGIL LIVGARD
          Egil Livgard
          President, Principal Executive Officer and a
          member of the Board of Directors.

By:     KATHRINE MACDONALD
          Kathrine MacDonald
          Principal Financial Officer, Principal
          Accounting Officer, Secretary/Treasurer and a
          member of the Board of Directors.