Form 10QSB/A
period 2007-03-31
Golden Star Resource Corp.
filed 2007-06-01
CIK 1375348

========================================================================================================================================

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of June, 2007.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:     EGIL LIVGARD
          Egil Livgard
          President, Principal Executive Officer and a
          member of the Board of Directors.

By:     KATHRINE MACDONALD
          Kathrine MacDonald
          Principal Financial Officer, Principal
          Accounting Officer, Secretary/Treasurer and a
          member of the Board of Directors.