Form 10KSB
period 2007-06-30
Golden Star Resource Corp.
filed 2007-09-28
CIK 1375348

========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-137922

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 West Hastings, Suite 201
Vancouver, British Columbia
Canada V6C 1E1
(Address of principal executive offices, including zip code.)

(604) 689-9661
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X]     No [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

========================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 28, 2007: 7,070,000 shares of common stock.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is not adequate to carry out our business plan, and that there will not be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 850 West Hastings Street, Suite 201, Vancouver, British Columbia, Canada V6C 1E1. This is our mailing address as well. Our telephone number is (604) 689-9661. Ms. MacDonald, our secretary/treasurer, provides our office space on a rent-free basis.

     There is no assurance that a commercially viable mineral deposit exists on the property. Exploration will be required before a final evaluation of economic feasibility is determined.

     We have no plans to change our business activities or to combine with another business. We are not aware of any events or circumstances that might cause us to change our plans.

Background

     We are an exploration stage mining company, incorporated in Nevada, holding one mining claim on land owned in fee simple by the Crown. Fee simple is a term used to describe absolute ownership of real property, limited only by certain government powers. We paid Glengarry Developments Inc., a non affiliated third party, $10,000 for the one mining claim on the property.

     We have no revenues, have achieved losses since inception, have no operations, and have been issued a going concern opinion. We are relying on the sale of our securities and loans from our officers and directors to fund operations. We have no plans to change our business activities or to combine with another business.

     As background, Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, the province is British Columbia.

     The practice of reserving the minerals from fee simple Crown grants (documentary evidence of ownership) was established in the 19th century. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown.

     Glengarry Developments Inc. leased the rights to mine on the property pursuant to the British Columbia Mineral Act. Thus, Glengarry Developments Inc. held exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. We paid Glengarry Developments $10,000 for the property rights. No additional payments were made or are due Glengarry Developments Inc. The claim was recorded in Glengarry Development’s name to avoid incurring additional costs. The additional fees would be for incorporation of a British Columbia corporation and the associated legal and accounting fees. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbian corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and that it will not deal with the property in any way, except to transfer the property to us. In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbian subsidiary corporation to which Glengarry Developments Inc. will convey title to the property. Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and which has an average grade of metals to justify removal.

     Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. In the event that Glengarry Developments Inc. transfers title to another person who then records the deed before we record our documents, the other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, the declaration of trust will be used as evidence that Glengarry Developments Inc. breached its fiduciary duty to us and Glengarry Developments Inc. may be liable to us for monetary damages for breaching the terms of its oral agreement to transfer its title to a subsidiary corporation we create.

     Thus, if we find mineralized material on the property and form a subsidiary British Columbian corporation, Glengarry Developments Inc. has agreed to issue a bill of sale for the property to our subsidiary corporation. We cannot guarantee that they will comply. To date, we have not performed any work on the property.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. Glengarry Developments Inc., as lessee, has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but it would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no known competitive conditions which affect the property. Further, there is no insurance covering the property. We believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements. There are no native land claims that affect title to the property. We have no plans to interest other companies in the property. If we find mineralized material, we will try to develop the property ourselves.

     To date we have not performed any work on the property. We are presently in the exploration stage and cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done. We will also need to perform comprehensive evaluation of economic and legal feasibility.

Claim

     The following is the tenure number, claim, date of recording and expiration date of the claim:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
549055	Keg Claim	July 8, 2006	January 10, 2008

     In order to maintain this claim we must pay a fee of CND$100 per year.

Location and Access

     The group consists of one contiguous claim with tenure number of 549055 encompassing over 800 hectacres. The claim is in the name of Glengarry Developments Inc. and are in good standing until January 10, 2008. The property lies in the Cariboo Mining division about 10 kilometers south of the village of Likely. Likely can be reached by 80 kilometers of paved road from Highway 97 and the property can be accessed by a 10 kilometer gravel road which crosses the property. It adjoins the south border of the Mount Polley Mine mineral tenures.

Physiography

     The property lies on the east margin of the central interior plateau at an elevation of about 950 metres above sea level and the topography varies by less than 20 meters. Two lakes are found on and partly on the ground. The area is partly forest covered between grassy meadows. The ground may be snow covered for 6 months of the year. Several streams on the property drain generally southwesterly. Due to the low topography the area is partly muddy.

Geology

     The property covers rocks of the Quesnelia geological terrane, which is considered very favorable for porphyry copper-gold deposition. The rock types on the property have been mapped as Triassic volcanics consisting of (1). porphyritic alkali basalt locally brecciated and containing clasts of limestone (2) ash tuff (3). mafic debris flows with minor feldspathic clasts. The tree rock groups are interpreted as being separated by faults. Immediately north of the property these rock types have been intruded by alkali diorite – syenite.

History

     There is no record or evidence of previous exploration or operations on the property.

MAP 1

MAP 2

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Glengarry Developments Inc. Under this oral agreement, Glengarry Developments Inc. has allowed us to conduct exploration activity on the property. Glengarry Developments Inc. holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant that the property contains reserves. We have not selected a consultant as of the date of this report. Mineralized material is a mineralized body, which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find or cannot remove mineralized material, either because we do not have the money to proceed, or because it is not economically feasible, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     The property is undeveloped raw land. Exploration and surveying has not been initiated. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Glengarry Developments Inc. and the physical examination of the property by Mr. Livgard, our president and a director. Before mineral retrieval can begin, we must conduct exploration to determine what amounts of minerals, if any, exist on our property. After that, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict whether any minerals found can be economically extracted and profitably processed until we first find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. Any minerals located under adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Livgard, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Livgard will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will depend on our financial ability to drill. Currently, we plan to drill approximately 3,000 linear feet, or up to eight holes to a depth of 300 feet. We estimate that it will take up to one month. We will pay a consultant up to a maximum of $5,000 per month for his services during the period, or a total of $5,000. The total cost for analyzing the core samples will be $3,000.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict.

     We do not have any plan to generate revenue because we have not found economic mineralization yet, and it is impossible to project revenue generation from nothing.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence, an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims

*	posting claims

*	working claims

*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety

2.	Archaeological Sites

3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start operations and know what will be involved from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes and $2,250 if we drill 23 holes. We have not allocated any funds for the reclamation of the property. Mr. Livgard has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Livgard will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Risk Factors

Risks associated with Golden Star Resource Corporation:

     1. Our auditors have issued a going concern opinion meaning there is substantial uncertainty whether we will continue operations. If we do not, you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease operations and you could lose your investment.

     2. Our plan of operation is limited to finding mineralized material. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from this offering will be used for exploration of the property to determine if there is mineralized material or reserves beneath the surface. Exploration does not contemplate removal of mineralized material and we have no plans or funds for removal if we find any reserves. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability, the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on April 21, 2006, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $47,002. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property

*	our ability to generate revenues

*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This is because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring, starting and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations. Furthermore, our operations, earnings and financial success could suffer irreparable harm due to management’s lack of experience. Again, we may have to suspend or cease operations. This would result in the loss of your investment.

     Because our management is inexperienced with exploring, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, we may have to suspend or cease operations, which will result in the loss of your investment.

     6. Our officers and directors have no formal training in financial accounting and management, and they are responsible for our managerial and organizational structure. Thus, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations. This could result in fines, penalties and assessments against us.

     We have two officers and directors. They have no formal training in financial accounting and management. However, they are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When the disclosure and accounting controls referred to above are implemented, our two officers and directors will be responsible for the administration of them. Should they not have sufficient experience, they may be incapable of creating and implementing the controls necessary. This may cause us to be subject to sanctions and fines by the SEC. This could ultimately result in a loss of your investment.

     7. Because title to the property is held in the name of Glengarry Developments Inc., if it transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our own name. It is recorded in the name of Glengarry Developments Inc. If Glengarry Developments Inc. transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens, we will have to cease operations. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbian corporation. In order for us to own record title to the property, we would have to incorporate a British Columbian wholly owned subsidiary corporation and obtain audited financial statements. The legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary, together with the legal and accounting costs of expanding this registration statement, would be several thousand dollars. We believe those costs would be a waste of our money at this time. Accordingly, we have elected not to create the subsidiary, but may do so if mineralized material is discovered on the property.

     8. Because we are small and do not have much capital, we have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. Consequently, we may not be able to complete an exploration program as thoroughly as we would like to. As a result, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     9. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations. As a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claim to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay our possible generation of revenues.

     10. Because Mr. Livgard and Ms. MacDonald have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. Our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Livgard and Ms. MacDonald, our officers and directors, have other outside business activities, they will only be devoting 10% of their time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Livgard and Ms. MacDonald. As a result, exploration of the property may be periodically interrupted or suspended.

     11. If our officers and directors resign or die without having found replacements, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die, there will be no one to run our company. Further, we do not have key man insurance. Until we find other persons to run our company, operations will be suspended or cease entirely. In that event, you may lose your entire investment.

     12. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid and it will be difficult to sell your stock.

     13. We may have to deviate from our plan of operation. If we do, we will not return any funds to you.

     Mining exploration is speculative. If we are not successful in locating mineralized material, we will have to cease operations or seek another exploration project. Whatever the outcome of our current exploration program, our officers and directors are entrusted with our management for the benefit of our stockholders. As such our management is bound to act in the best interests of our shareholders. If it is in the shareholders’ best interests to modify a proposed exploration program, expand operations into new areas, or entirely change our business operations, we will do so. If we deviate from our plan of operation, we will not return any funds to you.

     14. We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     15. One of our officers/directors and a major shareholder together own 85% of the outstanding shares. They are able to decide who will be directors and you may not be able to elect any directors.

     One of our officers/directors and a major shareholder together own 6,000,000 shares and control us. As a result, they are able to elect all of our directors and control our operations. You may not be able to elect directors or have an influence on our activities.

ITEM 2.     DESCRIPTION OF PROPERTIES

     We do not own any property. We only have the right to explore one property and our right to conduct exploration activity is based upon an oral agreement with Glengarry Developments Inc. Under this agreement, Glengarry Developments Inc. has allowed us to conduct exploration activity on the property it holds in trust for us.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Only a limited market exists for our securities. There is no assurance that our limited market will develop into a regular trading market, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     Our company's securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol GLNS. Our shares were listed for trading on July 3, 2007.

Fiscal Quarter	High Bid	Low Bid
2007
Fourth Quarter 04-01-07 to 06-30-07	$0.00	$0.00
Third Quarter 01-01-07 to 03-31-07	$0.00	$0.00
Second Quarter 10-01-06 to 12-31-06	$0.00	$0.00
First Quarter 07-01-06 to 09-30-06	$0.00	$0.00

Fiscal Quarter	High Bid	Low Bid
2006
Fourth Quarter 04-01-06 to 06-30-06	$0.00	$0.00
Third Quarter 01-01-06 to 03-31-06	$0.00	$0.00
Second Quarter 10-01-05 to 12-31-05	$0.00	$0.00
First Quarter 07-01-05 to 09-30-05	$0.00	$0.00

Holders

     At June 30, 2007, we had 42 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 7,070,000 shares of common stock outstanding as of June 30, 2007, 3,000,000 shares were issued to one of our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. There are 40 holders of 1,070,000 free-trading shares of common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

     On October 25, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-137922, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On March 28, 2007, we completed our public offering by raising $107,000. We sold 1,070,000 shares of our common stock at an offering price of $0.10 per share.

Use of Proceeds

     Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds for the following: $15,023 for professional fees, $2,653 for transfer and filing, $678 for office and sundry outlays.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and do not anticipate generating any revenues until we begin removing and selling minerals. There is no assurance we will ever achieve these goals. Accordingly, we must raise cash from sources other than the sale of minerals in order to implement our project and stay in business. Our only other source for cash at this time is investments by others.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find mineralized material, specifically, an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant that the property contains reserves. We have not yet selected a consultant. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or if it is not economically feasible to remove it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated. We must explore and find mineralized material before any potential mineral retrieval can begin. If we successfully find mineralized material, we then need to determine whether it is economically feasible to remove it. Economically feasible means that the costs associated with the removal will not exceed the price at which we can sell it. We cannot make predictions until we find mineralized material, and we acknowledge that the probability is low.

     To our knowledge, the property has never been mined. The only events that have occurred is the acquisition of the property rights from Glengarry Developments Inc. and a physical examination of the property by Mr. Livgard, our president and a director. No additional payments were made or are due Glengarry Developments Inc. The claim was recorded in Glengarry Developments Inc.’s name to avoid incurring additional costs. As previously noted, the additional costs would be for incorporation of a British Columbian corporation and associated legal and accounting fees. On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and that it will not deal with the property in any way, except to transfer the property to us. In the event that Glengarry Developments Inc. transfers title to a third party, the declaration of trust will be used as evidence that it breached its fiduciary duty to us. Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. Glengarry Developments Inc. will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property and should we choose to incorporate a British Columbian wholly owned subsidiary.

     Glengarry Developments Inc. does not have a right to sell the property to anyone. It may only transfer the property to us. It may not demand payment for the claim when it transfers it to us. Further, Glengarry Developments Inc. does not have the right to sell the claim at a profit to us if mineralized material is discovered on the property. Glengarry Developments Inc. must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. Whatever is located under adjoining property may or may not be located under our property. We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Livgard, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Livgard will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine whether to terminate operations, proceed with additional exploration of the property, or develop the property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report.

     We estimate the cost of drilling will be $20.00 per foot drilled and that we will drill approximately 3,000 linear feet or up to 8 holes to depth of 300 feet. We estimate that it will take up to one month. We will pay a consultant up to a maximum of $5,000 per month for his services, or a total of $5,000. The total cost for analyzing the core samples will be approximately $3,000.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves with the help of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors who we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Operations to Date

     We acquired rights on one property containing one claim. The property is staked and we will begin our exploration plan as soon as we hire a consultant. As of the date of this report, we have yet to being operations and therefore we have yet to generate any revenues.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price increases in services.

     To become profitable and competitive, we need to conduct research and explore our property before we start production of any minerals we may find. If we do find mineralized material, we will need additional funding to move beyond the research and exploration stage. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     We have completed our public offering as of March 28, 2007 and to date have raised $107,000. We will use the money to explore and develop the property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We do not at this time need additional funding to complete the research and exploration stages of our plans.

     Currently, we have sufficient funds for a one-month drilling program. Mr. Livgard has agreed to advance funds and has agreed to pay the cost of reclamation of the property should mineralized material not be found. The foregoing agreement is oral; we have nothing in writing. While Mr. Livgard has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

     Since inception, we have issued 7,070,000 shares of our common stock and received $107,000.

     In March 2006, we issued 3,000,000 shares of common stock to Kathrine MacDonald, our secretary/treasurer, in consideration of $30.00 and we issued 3,000,000 shares of common stock to Marilyn Miller, an individual, in consideration of $30.00 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an acquisition of shares. Kathrine MacDonald advanced $20,760 to cover our costs for incorporation, accounting and legal fees and Mr. Livgard advanced the sum of $10,000.00 for staking. These funds have been paid directly to our attorney, accountant and staker. The amounts owed to Ms. MacDonald and Mr. Livgard are non-interest bearing, unsecured and due on demand. The agreements with Ms. MacDonald and Mr. Livgard are oral and there is no written document evidencing the agreement.

     We issued 1,070,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

     As of June 30 2007, our total assets were $88,646 and our total liabilities were $22,279.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Golden Star Resource Corp.
(An Exploration Stage Company)
Financial Statements
June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Golden Star Resource Corp. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2007 and 2006, and the related statements of operations and other comprehensive income, cash flows, and stockholders’ equity (deficiency) for the year ended June 30, 2007, the period from inception, April 21, 2006 to June 30, 2006, and for the cumulative period from inception, April 21, 2006, to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended June 30, 2007, the period from inception, April 21, 2006 to June 30, 2006 and for the period from inception, April 21, 2006, to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada September 12, 2007	MORGAN & COMPANY Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2007	2006

ASSETS
Current
Cash	$88,309	$380
Prepaid expenses and deposits	337	-
Other
Deferred offering costs	-	10,000

	$88,646	$10,380

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,279	$-
Due to related party (Note 5)	20,000	20,760
	22,279	20,760

STOCKHOLDERS’ EQUITY ( DEFICIENCY)
Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued:
7,070,000 common shares at June 30, 2007 (2006 – 6,000,000 common
shares)	70	60

Additional paid in capital	106,990	-

Deficit Accumulated During The Exploration Stage	(47,002)	(10,440)
Accumulated Other Comprehensive Income	6,309	-
	66,367	(10,380)

	$88,646	$10,380

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	APRIL 21	APRIL 21
	ENDED	2006 TO	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Professional fees	33,164	-	33,164
Mineral claim payment	-	10,000	10,000
Transfer and filing fees	2,653	-	2,653
Office and sundry	468	440	908
Foreign exchange	277	-	277
	36,562	10,440	47,002

Net Loss	(36,562)	(10,440)	(47,002)

Other Comprehensive Income
Unrealized foreign exchange gain	6,309	-	6,309

Total Comprehensive Loss	$(30,253)	$(10,440)	$(40,693)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	6,275,562	5,746,479

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	APRIL 21	APRIL 21
	ENDED	2006 TO	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2007	2006	2007

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(36,562)	$(10,440)	$(47,002)

Changes in non-cash operating working capital
items:
Prepaid expenses and deposits	(337)		(337)
Accounts payable and accrued liabilities	2,279	-	2,279
Due to related party	10,000	10,434	20,434
	(24,620)	(6)	(24,626)

Financing Activities
Issue of share capital	107,000	60	107,060
Due to related party	(760)	326	(434)
	106,240	386	106,626

Net Increase In Cash	81,620	380	82,000

Effect Of Unrealized Foreign Exchange Gain	6,309	-	6,309

Cash, Beginning Of Period	380	-	-

Cash, End Of Period	$88,309	$380	$88,309

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO JUNE 30, 2007
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER		ADDITIONAL	ACCUMULATED	ACCUMULATED
	OF		PAID-IN	OTHER	DURING THE
	COMMON	PAR	CAPITAL	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	RECEIVED	INCOME	STAGE	TOTAL

Beginning balance, April 21,
2006	-	$-	$-	$-	$-	$-
April 24, 2006 – Shares
issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 31, 2007-Shares issued
for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange
gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	$70	$106,990	$6,309	$(47,002)	$66,367

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND GOING CONCERN

Organization

The Company was incorporated in the State of Nevada, U. S. A. , on April 21, 2006.

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

F-6

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
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

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

j)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;

	ii)	non-monetary items at the historical exchange rate;

	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

3.   RECENT ACCOUNTING PRONOUNCEMENTS

a)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

b)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

c)

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

3.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

e)

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

f)

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

3.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

g)

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

h)

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non- monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No.

29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

4.   MINERAL CLAIM INTEREST

On May 9, 2006, the Company acquired, from a private company controlled by an officer/shareholder of the Company, a 100% interest in three contiguous mineral claims (now amalgamated into one mineral claim) encompassing over 800 hectares in the Cariboo Mining Division, British Columbia, Canada, for consideration of a cash payment of $10,000. Title continues to be recorded in the name of the vendor on behalf of the Company.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

5.   DUE TO RELATED PARTY

During the year ended June 30, 2007, and for the period from inception, April 21, 2006, to June 30, 2006, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The amounts due at June 30, 2007 of $20,000 (2006 - $20,760) are unsecured and interest free with no specific terms of repayment.

6.    CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 31, 2007, the Company issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

7.    INCOME TAXES

a)

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

		2007	2006

	Computed expected (benefit of) income taxes	$(12,430)	$(3,550)
	Increase in valuation allowance	12,430	3,550

	Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

		2007	2006

	Deferred income tax assets	$15,980	$3,550
	Valuation allowance	(15,980)	(3,550)

	Net deferred tax assets	$-	$-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007
(Stated in U.S. Dollars)

7.    INCOME TAXES (Continued)

c)

The Company has incurred operating losses and approximately $47,002 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2007	$36,562	2027
2006	10,440	2026

Total income tax operating loss carry forward	$47,002

8 . CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our fiscal year end is June 30. Our financial statements for the period from inception to June 30, 2007, included in this report, have been prepared by Morgan & Company, Suite 1488 - 700 West Georgia Street, P.O. Box 10007, Pacific Centre, Vancouver, BC, V7Y 1A1. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.    CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Egil Livgard	75	President, principal executive officer, and a member
1990 King Albert Avenue		of the board of directors
Coquitlam, British Columbia
Canada V3J 1Z2

Kathrine MacDonald	49	Principal financial officer, secretary, treasurer, and a
850 West Hastings Street		member of our board of directors
Suite 201
Vancouver, British Columbia
Canada V6C 1E1

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since April 21, 2006, Kathrine MacDonald has been our secretary, treasurer, principal financial officer and a member of our board of directors. Since May 2005, Ms. MacDonald has been president, principal executive officer, treasurer, principal financial officer and a member of our board of directors of Marathon Gold Corp. She has been President of Dimac Capital Corp since 1991. Dimac Capital Corp. is involved in the capital raising and development of mining and resource projects. Since December 9, 2004, Kathrine MacDonald has been president, principal executive officer, treasurer, principal financial officer and a member of our board of directors of International Gold Corp. and exploration stage mining company located in Vancouver, British Columbia. Ms. MacDonald has been a director of Cantex Mine Development since March 7, 1996. Cantex is a publicly trading company on the TSX Venture Exchange engaged in the business of mining exploration. Ms. MacDonald has been a director of Metalex Ventures Ltd since March 31, 1997. Metalex is a publicly traded company on the TSX Venture Exchange engaged in the business of diamond exploration. Ms. MacDonald has been President, CEO and a Director of Valley High Ventures Ltd. since June 26, 1996. Valley High Ventures Ltd. is a publicly traded company on the TSX Venture Exchange engaged in the business of mining exploration. Ms. MacDonald has been a director of Consolidated AGX Resources since August 17, 1999. Consolidated AGX Resources is a publicly traded company on the TSX Venture Exchange engaged in the business of mining exploration. Ms. MacDonald was a director and Officer of Sovereign Chief Ventures from October 5, 1995 to June 27, 2002. Sovereign Chief Ventures is a publicly trading company on the TSX Venture Exchange engaged in the business of oil and gas exploration and development. Ms MacDonald previously worked with Dia-Met Minerals Ltd from 1995 to 1998, as Manager of Corporate Communications, assisting in raising financing capital to develop North America’s first producing diamond mine. Ms. MacDonald was an investment advisor for Yorkton Securities from 1989 to 1991. Ms. MacDonald was an investment advisor with Continental Carlisle Douglas from 1985 to 1989. She was an investment advisor for Osler Wills Bickle Securities from 1982 to 1985. Ms. Miller is the sister of Ms. MacDonald.

     Since April 21, 2006, Egil Livgard has been our president, principal executive officer and a member of the board of directors. Since May 1970, Mr. Livgard has been a consulting geological engineer. Since October 2002, Mr. Livgard has been a director of CanAfrican Metal and Mining Corp (formerly Uganda Gold Mining Ltd.), an Alberta corporation located in Vancouver, British Columbia, engaged in the business of resources exploration. CanAfrican Metal and Mining Corp. is traded on the TSX Venture Exchange under the symbol CIF.V. Since November 2003, Mr. Livgard has been a director or North American Gem Inc., a British Columbia corporation located in Vancouver, British Columbia engaged in the business of resources exploration. North American Gem Inc. is traded on the TSX Venture Exchange under the symbol NAG.v. From February 1987 to May 2005, Mr. Livgard was a director of Huldra Silver Inc., a British Columbia corporation located in Vancouver, British Columbia engaged in the business of resources exploration. Huldra Silver Inc. is traded on the TSX Venture Exchange under the symbol HAD.V. From May 1996 to August 2000, Mr. Livgard was a director of Consolidated Big Valley Resources Inc., a British Columbia corporation located in Vancouver, British Columbia engaged in the business of resources exploration. Consolidated Big Valley Resources Inc. is traded on the TSX Ventures Exchange under the symbol CBC.H.

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Ms. MacDonald’s and Mr. Livgard’s devotion of time to projects that do not involve us. In the event that Ms. MacDonald or Mr. Livgard ceases devoting time to our operations, they have agreed to resign as officers and directors. We have no policies relating to conflicts of interest.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2007. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2007. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	Tion	Compen-
Name and				Salary	Bonus	Awards	Awards	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Egil Livgard	2007	0	0	0	0	0	0	0	0
President, Principal	2006	0	0	0	0	0	0	0	0
Executive Officer	2005	0	0	0	0	0	0	0	0

Kathrine MacDonald	2007	0	0	0	0	0	0	0	0
Principal Financial	2006	0	0	0	0	0	0	0	0
Officer	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation Compen-
	in Cash Awards		Awards Compensation		Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Egil Livgard	0	0	0	0	0	0	0
Kathrine MacDonald	0	0	0	0	0	0	0

     We have not paid any salaries in 2007 and we do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

      There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

     To date, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until we have adequate funds to do so.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding in which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address		Percentage of
Beneficial Ownership [1]	Number of Shares	Ownership
Egil Livgard	0	0.00%
1990 King Albert Avenue
Coquitlam, British Columbia
Canada V3J 1Z2

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street
Suite 201
Vancouver, British Columbia
Canada V6C 1E1

All Officers and Directors	3,000,000	42.43%
as a Group (2 persons)

Marilyn Miller	3,000,000	42.43%
6036A Bondsteel Circle
San Antonio, Texas 78234

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Livgard and Ms. MacDonald are the only "promoters" of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

Future Sales by Existing Stockholders

     A total of 6,000,000 shares of our stock are currently owned by one of our officers and directors, Kathrine MacDonald, and one individual. The 3,000,000 shares of common stock issued to Ms. MacDonald were issued to Dimac Capital Corp., a corporation owned and controlled by Ms. MacDonald in April 2006. Another 3,000,000 shares of common stock were issued to Marilyn Miller, an individual. The 6,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Ms. MacDonald and Ms. Miller will likely sell a portion of their stock if the market price goes above $0.10. If they sell their stock into the market, the sales may cause the market price of the stock to drop. In general, sales of shares held by officers or large shareholders, after applicable restrictions expire, could have a depressive effect on the market price of our common stock.

     Because our officers, directors and a principle shareholder control us, regardless of the number of shares sold, your ability to change the course of our operations is eliminated. As such, there is no value attributable to the right to vote. This could result in a reduction in value to the shares you own because of the ineffective voting power.

     No common stock is subject to outstanding options, warrants or securities convertible into common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 2006, 3,000,000 shares of common stock were issued to Dimac Capital Corp., a corporation owned and controlled by Kathrine MacDonald. Additionally, 3,000,000 shares of common stock were issued to Marilyn Miller, an individual. These transactions were accounted for as acquisitions of shares of common stock for consideration of $30.00.

     Mr. Livgard and Ms. MacDonald are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly, in their capacities as promoters.

     Dimac Capital Corp. advanced $20,760 to cover some initial expenses. Egil Livgard, one of our officers and directors advanced us $10,000.00 to cover the cost of staking.

PART IV

ITEM 13.     EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	10/10/06	3.1
3.2	Bylaws.	SB-2	10/10/06	3.2
4.1	Specimen Stock Certificate.	SB-2	10/10/06	4.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$ 6,000	Morgan & Company, Chartered Accountant
2006	$ 6,244	Morgan & Company, Chartered Accountant

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$ 3,409	Morgan & Company, Chartered Accountant
2006	$ nil	Morgan & Company, Chartered Accountant

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$ nil	Morgan & Company, Chartered Accountant
2006	$ nil	Morgan & Company, Chartered Accountant

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$ nil	Morgan & Company, Chartered Accountant
2006	$ nil	Morgan & Company, Chartered Accountant

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 27th day of September, 2007.

GOLDEN STAR RESOURCE CORP.

BY:   EGIL LIVGARD
         Egil Livgard, President and Principal Executive
         Officer

BY:   KATHRINE MACDONALD
         Kathrine MacDonald, Principal Financial Officer,
         Principal Accounting Officer, Secretary/Treasurer
         and a member of the Board of Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

EGIL LIVGARD	President, Principal Executive Officer, and a	September 27, 2007
Egil Livgard	member of the Board of Directors

KATHRINE MACDONALD	Principal Financial Officer, Principal Accounting	September 27, 2007
Kathrine MacDonald	Officer, Secretary/Treasurer and a member of the
Board of Directors

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	10/10/06	3.1
3.2	Bylaws.	SB-2	10/10/06	3.2
4.1	Specimen Stock Certificate.	SB-2	10/10/06	4.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X