Form 10QSB
period 2007-09-30
Golden Star Resource Corp.
filed 2007-11-14
CIK 1375348

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-137922

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or
organization)

6338 North New Braunfels Avenue
San Antonio, TX 78209
(Address of principal executive offices)

(210) 862-3071
(Registrants telephone number, including area code)

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

As of November 6, 2007, the Company had 7,070,000 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	JUNE 30
	2007	2007

ASSETS
Current Assets
Cash	$60,254	$88,309
Prepaid expenses and deposits	337	337

	$60,591	$88,646

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$13,568	$2,279
Due to related party (Note 4)	599	20,000

	14,167	22,279

SHAREHOLDER’S EQUITY
Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued:
7,070,000 common shares at September 30, 2007 (June 30, 2007 –
7,070,000 common shares)	70	70

Additional paid-in capital	106,990	106,990

Deficit Accumulated During The Exploration Stage	(67,282)	(47,002)
Accumulated Other Comprehensive Income	6,646	6,309
	46,424	66,367

	$60,591	$88,646

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
	THREE		THREE		INCEPTION
	MONTHS		MONTHS		APRIL 21
	ENDED		ENDED		2006 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2007		2006		2007

Revenue	$-		$-		$-

Expenses
Professional fees	16,944		5,711		50,108
Consulting fees	4,859		-		4,859
Mineral claim payment	-		-		10,000
Transfer and filing fees	715		-		3,368
Office and sundry	983		67		1,891
Foreign exchange (gain)	(3,221)		-		(2,944)
	20,280		5,778		67,282

Net Loss	(20,280)		(5,778)		(67,282)

Other Comprehensive Income
Unrealized foreign exchange gain	337		-		6,646

Total Comprehensive Loss	$(19,943	) $	(5,778	) $	(60,636)

Basic And Diluted Loss Per Common Share	$0.00		$0.00

Weighted Average Number Of Common Shares
Outstanding	7,070,000		6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2007	2006	2007

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(20,280)	$(5,778)	$(67,282)

Changes in non-cash operating working capital
items:
Prepaid expenses and deposits	-	-	(337)
Accounts payable and accrued liabilities	11,289	-	13,568
Due to related party	(19,401)	-	1,033

	(28,392)	(5,778)	(53,018)

Financing Activities
Issue of share capital	-	-	107,060
Due to shareholders	-	5,711	(434)
	-	5,711	106,626

Increase (Decrease) In Cash	(28,392)	(67)	53,608

Effect Of Unrealized Foreign Exchange Gain	337	-	6,646

Cash, Beginning Of Period	88,309	380	-

Cash, End Of Period	$60,254	$313	$60,254

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER		ADDITIONAL	ACCUMULATED	ACCUMULATED
	OF		PAID-IN	OTHER	DURING THE
	COMMON	PAR	CAPITAL	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	RECEIVED	INCOME	STAGE		TOTAL

Beginning balance, April 21,
2006	-	$-	$-	$-	$-		$-
April 24, 2006 – shares issued for
cash at $0.00001	6,000,000	60	-	-	-		60
Net loss for the period	-	-	-	-	(10,440)		(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)		(10,380)

March 28, 2007-shares issued for
cash at $0.10	1,070,000	10	106,990	-	-		107,000
Net loss for the year	-	-	-	-	(36,562)		(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-		6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)		66,367

Net loss for the period	-	-	-	-	(20,280)		(20,280)

Unrealized foreign exchange
gain	-	-	-	337	-		337

Balance, September 30, 2007	7,070,000	$70	$106,990	$6,646	$(67,282	) $	46,424

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.    NATURE OF OPERATIONS

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

Basis of Presentation

The unaudited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2007 and the results of its operation for the three months then ended. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that these financial statements be read in conjunction with June 30, 2007 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $67,282 for the period from April 21, 2006 (inception) to September 30, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Exploration Expenditures

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

	f)	Financial Instruments

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

	g)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	MINERAL CLAIM INTEREST

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

4.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three months ended September 30, 2007, and for the period from inception, April 21, 2006, to September 30, 2006, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The amounts due at September 30, 2007 of $599 (June 30, 2007 - $20,000) are unsecured and interest free with no specific terms of repayment.

During the three months ended September 30, 2007, consulting fees of $4,859 (2006 - $Nil) were paid to an officer of the Company.

5.	CAPITAL STOCK

	a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

	b)	On March 28, 2007, the Company issued additional 1,070,000 common shares at $0.10 under a public offering.

	c)	The Company has no stock option plan, warrants or other dilutive securities.

6.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of the quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     To our knowledge, the property has never been mined. The only events that have occurred is the acquisition of the property rights from Glengarry Developments Inc. and a physical examination of the property by Mr. Livgard, our former president and a director. No additional payments were made or are due Glengarry Developments Inc. The claim was recorded in Glengarry Developments Inc.’s name to avoid incurring additional costs. As previously noted, the additional costs would be for incorporation of a British Columbian corporation and associated legal and accounting fees. On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and that it will not deal with the property in any way, except to transfer the property to us. In the event that Glengarry Developments Inc. transfers title to a third party, the declaration of trust will be used as evidence that it breached its fiduciary duty to us. Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. Glengarry Developments Inc. will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property and should we choose to incorporate a British Columbian wholly owned subsidiary.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr. Livgard, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Livgard will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine whether to terminate operations, proceed with additional exploration of the property, or develop the property. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We estimate the cost of drilling will be $20.00 per foot drilled and that we will drill approximately 3,000 linear feet or up to 8 holes to depth of 300 feet. We estimate that it will take up to one month. We will pay a consultant up to a maximum of $5,000 per month for his services, or a total of $5,000. The total cost for analyzing the core samples will be approximately $3,000.

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

     As of October 17, 2007, we appointed Steve Bergstrom as our President and Director. Egil Livgard has as an officer and member of the board of directors. We have moved our office to 6338 N. New Braunfels Avenue, San Antonio, Texas 78209. We use this space on a rent free basis.

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

Liquidity and Capital Resources

     We have completed our public offering as of March 28, 2007 and to date have raised $107,060. We will use the money to explore and develop the property. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We do not at this time need additional funding to complete the research and exploration stages of our plans.

     Currently, we have sufficient funds for a one-month drilling program. Mr. Livgard has agreed to advance funds and has agreed to pay the cost of reclamation of the property should mineralized material not be found. The foregoing agreement is oral; we have nothing in writing. While Mr. Livgard has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cant raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

     Since inception, we have issued 7,070,000 shares of our common stock and received $107,060.

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

     As of September 30, 2007, our total assets were $60,591 and our total liabilities were $14,167.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2007.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:   STEVEN BERGSTROM
         Steven Bergstrom
         President, Principal Executive Officer and a
         member of the Board of Directors.

BY:   KATHRINE MACDONALD
         Kathrine MacDonald
         Principal Financial Officer, Principal
         Accounting Officer, Secretary/Treasurer and a
         member of the Board of Directors.

EXHIBIT INDEX

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