Form 10-Q
period 2007-12-31
Golden Star Resource Corp.
filed 2008-02-14
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

350 - 6338 North New Braunfels Avenue
San Antonio, TX 78209
(Address of principal executive offices, including zip code.)

(210) 862-3071
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of February 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

DECEMBER 31, 2007
(Stated in U.S. Dollars)

	DECEMBER 31,	JUNE 30
	2007	2007

ASSETS
Current
Cash	$48,331	$88,309
Prepaid expenses and deposits	337	337

	$48,668	$88,646

LIABILITIES
Current
Accounts payable and accrued liabilities	$-	$2,279
Due to related party (Note 4)	8,729	20,000

	8,729	22,279

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued:
7,070,000 common shares at December 31, 2007 (June 30, 2007 –
7,070,000 common shares)	70	70

Additional paid-in capital	106,990	106,990

Deficit Accumulated During The Exploration Stage	(77,710)	(47,002)
Accumulated Other Comprehensive Income	10,589	6,309
	39,939	66,367

	$48,668	$88,646

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

							PERIOD FROM
	THREE		SIX		SIX		INCEPTION
	MONTHS		MONTHS		MONTHS		APRIL 21
	ENDED		ENDED		ENDED		2006 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31		DECEMBER 31
	2007		2007		2006		2007

Revenue	$-		$-		$-		$-

Expenses
Professional fees	1,904		18,848		27,530		52,012
Consulting fees	4,996		9,855		-		9,855
Mineral claim payment	-		-		-		10,000
Transfer and filing fees	215		930		-		3,583
Office and sundry	92		1,075		503		1,983
Foreign exchange	-		-		497		277
	7,207		30,708		28,530		77,710

Net Loss	(7,207)		(30,708)		(28,530)		(77,710)

Other Comprehensive Income
Unrealized foreign exchange gain	722		4,280		-		10,589

Total Comprehensive Loss	$(6,485	) $	(26,428	) $	(28,530	) $	(67,121)

Basic And Diluted Loss Per Common Share	$0.00		$0.00		$0.00

Weighted Average Number Of Common
Shares Outstanding	7,070,000		7,070,000		6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

							PERIOD FROM
	THREE		SIX		SIX		INCEPTION
	MONTHS		MONTHS		MONTHS		APRIL 21
	ENDED		ENDED		ENDED		2006 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31		DECEMBER 31
	2007		2007		2006		2007

Cash Flows (Used by) Operating Activities
Net loss for the period	$(7,207	) $	(30,708	) $	(28,530	) $	(77,710)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Prepaid expenses and deposits							(337)
Accounts payable and accrued liabilities	(13,568)		(2,279)		12,322		-
Due to related parties	8,130		(11,271)		10,000		9,163
	(12,645)		(44,258)		(6,208)		(68,884)

Cash Flows From Financing Activities
Issue of share capital	-		-		-		107,060
Due to shareholders	-		-		5,711		(434)
Share subscriptions received	-		-		24,500		-
	-		-		30,211		106,626

Increase (Decrease) In Cash	(12,645)		(44,258)		24,003		37,742

Effect Of Unrealized Foreign Exchange Gain	722		4,280		-		10,589

Cash, Beginning Of Period	60,254		88,309		380		-

Cash, End Of Period	$48,331		$48,331		$24,383		$48,331

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER		ADDITIONAL	ACCUMULATED	ACCUMULATED
	OF		PAID-IN	OTHER	DURING THE
	COMMON	PAR	CAPITAL	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	RECEIVED	INCOME	STAGE	TOTAL

Beginning balance, April 21,
2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued
for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued
for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange
gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the period	-	-	-	-	(30,708)	(30,708)

Unrealized foreign exchange
gain	-	-	-	4,280	-	4,280

Balance, December 31, 2007	7,070,000	$70	$106,990	$10,589	$(77,710)	$39,939

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

Basis of Presentation

The unaudited financial statements as of December 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern- basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2007 and the results of its operation for the six months then ended. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that these financial statements be read in conjunction with June 30, 2007 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $77,710 for the period from April 21, 2006 (inception) to December 31, 2007, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007
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

During the three months ended December 31, 2007, and for the period from inception, April 21, 2006, to December 31, 2007, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The amounts due at December 31, 2007 of $8,729 (June 30, 2007 - $20,000) are unsecured and interest free with no specific terms of repayment.

During the six months ended December 31, 2007, consulting fees of $9,855 (2006 - $Nil) were paid to a former officer of the Company.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     As of December 31, 2007, our total assets were $48,668 and our total liabilities were $8,729.

ITEM 4.     CONTROLS AND PROCEDURES.

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

     Since then, we have spent the proceeds as follows:

Consulting Services	$9,855
Core Drilling	$0
Analyzing Samples	$0
Telephone	$919
Mail	$0
Stationary	$0
Accounting	$27,598
Office Equipment	$0
Secretary	$0
Legal	$27,414
Total	$62,786

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2008.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:   STEVEN BERGSTROM
         Steven Bergstrom
         President, Principal Executive Officer and a
         member of the Board of Directors.

BY:   KATHRINE MACDONALD
         Kathrine MacDonald
         Principal Financial Officer, Principal
         Accounting Officer, Secretary/Treasurer and a
         member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).