Form 10-Q
period 2008-03-31
Golden Star Resource Corp.
filed 2008-05-15
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of May 14, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

MARCH 31, 2008
(Stated in U.S. Dollars)

	MARCH 31	JUNE 30
	2008	2007

ASSETS
Current
Cash	$15,045	$88,309
Prepaid expenses and deposits	337	337

	$15,382	$88,646

LIABILITIES
Current
Accounts payable and accrued liabilities	$-	$2,279
Due to related party (Note 4)	-	20,000

	-	22,279

SHAREHOLDERS’ EQUITY
Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued:
7,070,000 common shares at December 31, 2007 (June 30, 2007 –
7,070,000 common shares)	70	70

Additional paid-in capital	106,990	106,990

Deficit Accumulated During The Exploration Stage	(101,889)	(47,002)
Accumulated Other Comprehensive Income	10,211	6,309
	15,382	66,367

	$15,382	$88,646

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31	MARCH 31	MARCH 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	16,071	2,245	34,919	29,775	68,083
Consulting fees	6,004	-	15,859	-	15,859
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	320	930	823	3,583
Office and sundry	2,104	152	3,179	649	4,087
Foreign exchange	-	-	-	-	277
	24,179	2,717	54,887	31,247	101,889

Net Loss	(24,179)	(2,717)	(54,887)	(31,247)	(101,889)

Other Comprehensive Income
Unrealized foreign exchange
gain (loss)	(378)	-	3,902	-	10,211

Total Comprehensive Loss	$(24,557)	$(2,717)	$(50,985)	$(31,247)	$(91,678)

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	7,070,000	6,000,000	7,070,000	6,000,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31	MARCH 31	MARCH 31
	2008	2007	2008	2007	2008

Cash Flows (Used by) Operating
Activities
Net loss for the period	$(24,179)	$(2,717)	$(54,887)	$(31,247)	$(101,889)

Adjustments to reconcile net loss to
net cash used by operating activities
Prepaid expenses and deposits	-	(337)	-	(337)	(337)
Accounts payable and accrued
liabilities	-	(11,459)	(2,279)	863	-
Due to related parties	(8,729)	-	(20,000)	10,000	434
	(32,908)	(14,513)	(77,166)	(20,721)	(101,792)

Cash Flows From Financing Activities
Issue of share capital	-	107,000	-	107,000	107,060
Due to shareholders	-	(6,471)	-	(760)	(434)
Share subscriptions received	-	(24,500)	-	-	-
	-	76,029	-	106,240	106,626

Net Increase (Decrease) In Cash	(32,908)	61,516	(77,166)	85,519	4,834

Effect Of Unrealized Foreign Exchange
Gain (Loss)	(378)	-	3,902	-	10,211

Cash, Beginning Of Period	48,331	24,383	88,309	380	-

Cash, End Of Period	$15,045	$85,899	$15,045	$85,899	$15,045

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2008
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER		ADDITIONAL	ACCUMULATED	ACCUMULATED
	OF		PAID -IN	OTHER	DURING THE
	COMMON	PAR	CAPITAL	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	RECEIVED	INCOME	STAGE	TOTAL

Beginning balance, April 21,	-	$-	$-	$-	$-	$-
2006
April 24, 2006 – shares issued	6,000,000	60	-	-	-	60
for cash at $0.00001
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued				-
for cash at $0.10	1,070,000	10	106,990		-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange	-	-	-	6,309	-	6,309
gain

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the period	-	-	-	-	(54,887)	(54,887)
Unrealized foreign exchange	-	-	-	3,902	-	3,902
gain

Balance, March 31, 2008	7,070,000	$70	$106,990	$10,211	$(101,889)	$15,382

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008
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

Basis of Presentation

The unaudited financial statements as of March 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2008 and the results of its operation for the nine months then ended. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that these financial statements be read in conjunction with June 30, 2007 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $101,889 for the period from April 21, 2006 (inception) to March 31, 2008, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008
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

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008
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

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008
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

During the three months ended March 31, 2008, and for the period from inception, April 21, 2006, to March 31, 2008, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The amounts due at March 31, 2008 of $Nil (June 30, 2007 - $20,000) are unsecured and interest free with no specific terms of repayment.

During the nine months ended March 31, 2008, consulting fees of $15,859 (2006 - $Nil) were paid to related parties of the Company.

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

     As of October 17, 2007, we appointed Steve Bergstrom as our President and Director. Egil Livgard has been an officer and member of the board of directors. We have moved our office to 6338 N. New Braunfels Avenue, San Antonio, Texas 78209. We use this space on a rent free basis.

Operations to Date

     We acquired rights on one property containing one claim. The property is staked and we will begin our exploration plan as soon as we hire a consultant. As of the date of this report, we have yet to begin operations and therefore we have yet to generate any revenues.

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

     As of March 31, 2008, our total assets were $15,382 and our total liabilities were $0.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

     Since then, we have spent the proceeds as follows:

Consulting Services	$15,859
Core Drilling	$0
Analyzing Samples	$0
Telephone	$919
Mail	$0
Stationary	$2,104
Accounting	$39,544
Office	$0
Secretary	$0
Legal	$28,539
Total	$86,965

ITEM 6. EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2008.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	STEVEN BERGSTROM
Steven Bergstrom
President, Principal Executive Officer and a
member of the Board of Directors.

BY:	KATHRINE MACDONALD
Kathrine MacDonald
Principal Financial Officer, Principal
Accounting Officer, Secretary/Treasurer and a
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.