Form 10-K
period 2008-06-30
Golden Star Resource Corp.
filed 2008-10-14
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED JUNE 30, 2008

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3340 Toopal Drive
Oceanside, CA 92058
(Address of principal executive offices, including zip code.)

(210) 862-3071
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐     No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008: $0.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business.	3
Item 1A.	Risk Factors.	11
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11
Item 4.	Submission of Matters to a Vote of Security Holders.	11

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and	11
	Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of	13
	Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 8.	Financial Statements and Supplementary Data.	17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	30

	PART III
Item 9A.	Controls and Procedures.	30
Item 9B.	Other Information.	30
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	30
Item 11.	Executive Compensation.	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	37
Item 14.	Principal Accounting Fees and Services.	37

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	38

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 3340 Toopal Drive, Oceanside, California 92058. This is our mailing address as well. Our telephone number is (210) 862-3071. Ms. Miller, our secretary/treasurer, provides our office space on a rent-free basis.

     There is no assurance that a commercially viable mineral deposit exists on the property. Exploration will be required before a final evaluation of economic feasibility is determined.

     We have no plans to change our business activities or to combine with another business. We are not aware of any events or circumstances that might cause us to change our plans.

Background

     We are an exploration stage mining company, incorporated in Nevada, holding three mining claims on land owned in fee simple by the Crown. Fee simple is a term used to describe absolute ownership of real property, limited only by certain government powers. We paid Glengarry Developments Inc., a non-affiliated third party, $10,000 for the three mining claims on the property.

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

     Glengarry Developments Inc. leased the rights to mine on the property pursuant to the British Columbia Mineral Act. Thus, Glengarry Developments Inc. held exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. We paid Glengarry Developments $10,000 for the property rights. No additional payments were made or are due Glengarry Developments Inc. The claims were recorded in Glengarry Development’s name to avoid incurring additional costs. The additional fees would be for incorporation of a British Columbia corporation and the associated legal and accounting fees. Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbian corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly-owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and that it will not deal with the property in any way, except to transfer the property to us. In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly-owned British Columbian subsidiary corporation to which Glengarry Developments Inc. will convey title to the property. Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling or underground sampling to support sufficient tonnage and which has an average grade of metals to justify removal.

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

Claims

     The following is the tenure number, claim, date of recording and expiration date of the claim:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
549055	Keg Claim	July 8, 2006	May 29, 2009

     In order to maintain this claim, we must pay a fee of CND$100 per year for our claim.

Location and Access

     The property contains one claim with tenure number of 549055 encompassing over 800 hectares. The claim is in the name of Glengarry Developments Inc. and is in good standing until May 29, 2009. The property lies in the Cariboo Mining division about 10 kilometers south of the village of Likely. Likely can be reached by 80 kilometers of paved road from Highway 97 and the property can be accessed by a 10 kilometer gravel road which crosses the property. It adjoins the south border of the Mount Polley Mine mineral tenures.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the property from Glengarry Developments Inc. and the physical examination of the property by Mr. Livgard, our geological consultant. Before mineral retrieval can begin, we must conduct exploration to determine what amounts of minerals, if any, exist on our property. After that, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict whether any minerals found can be economically extracted and profitably processed until we first find mineralized material.

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

     We estimate the cost of drilling will be $20 per foot drilled. The amount of drilling will depend on our financial ability to drill. Currently, we plan to drill approximately 3,000 linear feet, or up to eight holes to a depth of 300 feet. We estimate that it will take up to one month. We will pay a consultant up to a maximum of $5,000 per month for his services during the period, or a total of $5,000. The total cost for analyzing the core samples will be $3,000.

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

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Marilyn Miller, one of our officers and directors, will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

     Our company's securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “GLNS”. Our shares were listed for trading on July 3, 2007.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 4-01-08 to 6-30-08	$0.0	$0.0
Third Quarter 1-01-08 to 3-31-08	$0.0	$0.0
Second Quarter 10-01-07 to 12-31-07	$0.0	$0.0
First Quarter 7-01-07 to 9-30-07	$0.0	$0.0

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 4-01-07 to 6-30-07	0.0	0.0
Third Quarter 1-01-07 to 3-31-07	0.0	0.0
Second Quarter 10-01-06 to 12-31-06	0.0	0.0
First Quarter 7-01-06 to 9-30-06	0.0	0.0

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

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Use of Proceeds

     Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds (net of $8,941 accounts payable and accrued liabilities) for the following: $88,239 for professional fees, $15,859 for consulting fees, $10,000 for a mineral claim payment, $3,583 for transfer and filing, and $7,151 for office and sundry outlays. Our total cash outlays have been offset by a $10,149 foreign exchange gain.

ITEM 6.     SELECTED FINANCIAL DATA.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Our exploration target is to find an mineralized material, specifically, an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant that the property contains reserves. We have not yet selected a consultant. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or if it is not economically feasible to remove it, we will cease operations and you will lose your investment.

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

     To our knowledge, the property has never been mined. The only events that have occurred is the acquisition of the property rights from Glengarry Developments Inc. and a physical examination of the property by Mr. Livgard, our geological consultant. No additional payments were made or are due Glengarry Developments Inc. The claims were recorded in Glengarry Developments Inc.’s name to avoid incurring additional costs. As previously noted, the additional costs would be for incorporation of a British Columbian corporation and associated legal and accounting fees. On May 9, 2006, Glengarry Developments Inc. executed a declaration of trust acknowledging that it holds the property in trust for us and that it will not deal with the property in any way, except to transfer the property to us. In the event that Glengarry Developments Inc. transfers title to a third party, the declaration of trust will be used as evidence that it breached its fiduciary duty to us. Glengarry Developments Inc. has not provided us with a signed or executed bill of sale in our favor. Glengarry Developments Inc. will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property and should we choose to incorporate a British Columbian wholly-owned subsidiary.

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

     We estimate the cost of drilling will be $20 per foot drilled and that we will drill approximately 3,000 linear feet or up to 8 holes to depth of 300 feet. We estimate that it will take up to one month. We will pay a consultant up to a maximum of $5,000 per month for his services, or a total of $5,000. The total cost for analyzing the core samples will be approximately $3,000.

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

Liquidity and Capital Resources

     We have completed our public offering as of March 28, 2007 and to date have raised $107,060. We will use the money to explore and develop the property. The money will be applied to the items set forth in the Use of Proceeds section (above) of this report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We do not at this time need additional funding to complete the research and exploration stages of our plans.

     Currently, we do not have sufficient funds for a one month drilling program. Ms. Miller, one of our officers and directors, has agreed in financing further reclamation of the property should mineralized material not be found. The foregoing agreement is oral; we have nothing in writing. While Ms. Miller has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

     Since inception, we have issued 7,070,000 shares of our common stock and received $107,060.

     In March 2006, we issued 3,000,000 shares of common stock to Kathrine MacDonald, our former secretary/treasurer, in consideration of $30 and we issued 3,000,000 shares of common stock to Marilyn Miller, one of our officers and directors, in consideration of $30 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an acquisition of shares. Kathrine MacDonald advanced $20,760 to cover our costs for incorporation, accounting and legal fees and Mr. Livgard advanced the sum of $10,000 for staking. These funds have been paid directly to our attorney, accountant and staker. The amounts owed to Ms. MacDonald and Mr. Livgard are non-interest bearing, unsecured and due on demand. The amounts owed were paid during the year ended June 30, 2008. The agreements with Ms. MacDonald and Mr. Livgard are oral and there is no written document evidencing the agreement.

     We issued 1,070,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

     As of June 30 2008, our total assets were $1,381 and our total liabilities were $8,941.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCES CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

To the Stockholders and Directors of
Golden Star Resource Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2008 and 2007, and the related statements of operations and other comprehensive income, cash flows, and stockholders’ equity (deficiency) for the years ended June 30, 2008 and 2007, and for the cumulative period from inception, April 21, 2006, to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and the period from inception, April 21, 2006, to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	MORGAN & COMPANY
October 8, 2008	Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2008	2007

ASSETS

Current
Cash	$1,318	$88,309
Prepaid expenses and deposits	-	337

	$1,318	$88,646

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$8,941	$2,279
Due to related party (Note 5)	-	20,000
	8,941	22,279

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2008 and 2007	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(114,683)	(47,002)
Accumulated Other Comprehensive Income	-	6,309
	(7,623)	66,367

	$1,318	$88,646

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Professional fees	55,075	33,164	88,239
Consulting fees	15,859		15,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	930	2,653	3,583
Office and sundry	6,243	468	7,151
Foreign exchange gain	(10,426)	277	(10,149)
	67,681	36,562	114,683

Net Loss	(67,681)	(36,562)	(114,683)

Other Comprehensive Income
Unrealized foreign exchange gain	-	6,309	-

Total Comprehensive Loss	$(67,681)	$(30,253)	$(114,683)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	7,070,000	6,275,562

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2008	2007	2008

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(67,681)	$(36,562)	$(114,683)

Changes in operating assets and liabilities:
Prepaid expenses and deposits	337	(337)	-
Accounts payable and accrued liabilities	6,662	2,279	8,941
Due to related party	(20,000)	9,240	-
	(80,682)	(25,380)	(105,742)

Financing Activity
Issue of share capital	-	107,000	107,060
	-	107,000	107,060

Net Increase In Cash	(80,682)	81,620	1,318

Effect Of Unrealized Foreign Exchange Gain	(6,309)	6,309	-

Cash, Beginning Of Period	88,309	380	-

Cash, End Of Period	$1,318	$88,309	$1,318

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO JUNE 30, 2008
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21,
2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued				-
for cash at $0.00001	6,000,000	60	-		-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued				-
for cash at $0.10	1,070,000	10	106,990		-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange
gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the period	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange
gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	$70	$106,990	$-	$(114,683)	$(7,623)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $7,623, has incurred losses of $114,863 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	a)	Exploration Stage Enterprise

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Asset Retirement Obligations

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

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk- free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Income Taxes

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

Gains and losses on translation are recorded in the statement of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning July 1, 2009. Earlier adoption is prohibited. The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS

No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has adopted SFAS No. 159 on July 1, 2008, resulting in no financial statement impact.

c)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on July 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements. The Company is currently unable to determine what impact the application of SFAS No. 157 on July 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

d)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB

128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company adopted this standard on July 1, 2007 with no material impact on the Company’s results of operations or financial position.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

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

5.	DUE TO RELATED PARTY

During the year ended June 30, 2008, and for the period from inception, April 21, 2006, to June 30, 2007, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The unsecured, non-interest bearing advances were repaid during the year ended June 30, 2008.

6.	CAPITAL STOCK

a) On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two foundingshareholders.

b) On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c) The Company has no stock option plan, warrants or other dilutive securities.

7.	INCOME TAXES

a) A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2008	2007

Net loss for the period	$(67,681)	$(36,562)
Statutory tax rate	35%	34%

Computed expected (benefit) income taxes	(24,000)	(12,000)
Increase in valuation allowance	24,000	12,000

	$-	$-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Stated in U.S. Dollars)

7.	INCOME TAXES (Continued) b) Significant components of deferred income tax assets are as follows:

	2008	2007

Operating losses carried forward	$40,000	$16,000
Valuation allowance	(40,000)	(16,000)

	$-	$-

c)

The Company has incurred operating losses of approximately $115,000 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2008	$68,000	2028
2007	37,000	2027
2006	10,000	2026

Total income tax operating loss carry forward	$115,000

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

9.	RELATED PARTY TRANSACTIONS

	a)	Consulting fees in the aggregate of $15,859 (2007 - $Nil) were paid to a former director and relatives of a former director.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2007, included in this report have been audited by Morgan & Company, Chartered Accountants, P.O. Box 10007, Pacific Centre, #1488 - 700 West Georgia Street, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

PART III

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 9B.   OTHER INFORMATION

     None.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	59	President, Principal Executive Officer and a member
3340 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	42	Principal Accounting Officer, Principal Financial
3340 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

     The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     On October 17, 2007, Steven Bergstrom was appointed President, Principal Executive Officer and member of the Board of Directors. Since April 1985, Mr. Bergstrom has been serving as President for Triad Exploration Inc. a private Washington based, exploration company. He founded Triad Exploration to exploit opportunities in the base and precious metal mining industry. Triad Exploration specializes in the acquisition of base and precious metal mining properties and also provides consulting services to other mineral exploration companies. From December 1986 until February 2001, Mr. Bergstrom was Vice President of Mining Operations for Triumph Corporation, a private Colorado exploration company headquartered in Spokane Valley, Washington. Triumph Corporation is a precious metals exploration company. Mr. Bergstrom currently sits on the Board of Directors of Triumph Corporation. From September 1999 to March 2003, Mr. Bergstrom was a Director for Nevak Mining Ltd., a private Nevada based, gold producing company no longer in operation. The Mud Creek Mine on the Seward Peninsula in Alaska was the once operational mine of Nevak Mining. From October 1979 to November 1984, Mr. Bergstrom founded and served as President for International Bullion Inc., a private Nevada based, exploration company no longer in operation. International Bullion was a mining company that built, operated, and sold a heap leach gold project in Nevada. The company expanded it operations to include the direct importation of precious metal concentrates and precipitates that were subsequently processed and sold to refineries. Steve Bergstrom also serves as President for Silver Hill Mines Inc, a Nevada exploration company headquartered in Greenacres, Washington. He is President of Alliance Aviation LLC, a Nevada aviation services company headquartered in Laguna Niguel, California; Alliance Aviation's primary aviation service will be charter operations for corporate clients. Other aviation services provided will be aircraft leasing, maintenance, and finance. He is President of Western Locators LLC, a Harrison, Idaho based exploration services and land services company; Western Locators provides exploration services such as claim staking, filing services, property acquisition consulting, land status reports, and other services necessary for the evaluation and acquisition of potential mineral properties. He is a Managing Member of AuTech LLC, a Nevada based gold extraction technology company with headquarters in Verndale, Washington. AuTech is involved in acquiring and developing a proprietary process related to the extraction of gold from ores. All of these companies are private companies. He holds a bachelors degree in Economics from North Dakota State University(1970), has served as an E-4 in the US Army at West Point and he is a Vietnam Veteran.

     On September 5, 2008, Marilyn Miller was appointed principal accounting officer, principal financial officer, secretary/treasurer and a member of the board of directors. Since May 26, 2005, Marilyn Miller has been the Vice President of Marathon Gold Corp. and a member of the board of directors. Marathon Gold is in the business of gold mining and exploration. Since January 2007, Ms. Miller has been a director of Cierra Pacific Ventures. Cierra Pacific is in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. Since April 2007, Ms. Miller has been President, Secretary Treasurer and a director of Royal Mining Corp., a private company. Since June 2007, Ms. Miller has been the President, Secretary, Treasurer and a director of Goldstream Mining Corp., a private company. Since July 2007, Ms. Miller has been a director of Tapestry Resource Corp. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. From December 2000 to 2001, Ms. Miller was earning her degree at the Gemological Institute of America (GIA) in San Diego. Ms. Miller is self-employed as a GIA Graduate Gemologist Consultant since October, 2001. The Gemological Institute of America (GIA) is the world’s foremost respected authority in gemology. Marilyn Miller graduated as a Graduate Gemologist from GIA in May, 2001. Since December 2001, Ms. Miller has been President of Obelisk International Corporation. Obelisk International Corporation is located in Vancouver, British Columbia and is involved in the capital raising and development of diamond exploration and other resource projects. Marilyn Miller previously worked as an Investment Associate with REFCO Canada Corporation in Toronto, Ontario from February 1995 to June 2000. Marilyn Miller was an Investment Associate for RBC Dominion Securities, in Toronto, Ontario from September 1992 to January 1995. Marilyn Miller attended the University of Toronto, September 1988 to May 1992.

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr.Bergstrom’s and Ms. Miller’s devotion of time to projects that do not involve us. In the event that Mr. Bergstrom and Ms. Miller ceases devoting time to our operations, they have agreed to resign as officers and directors. We have no policies relating to conflicts of interest.

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter was filed as Exhibit 99.2 to our Form 10-KSB, on September 28, 2007. The audit committee met four (4) times during the year.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our Form 10-KSB, on September 28, 2007.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to our Form 10-KSB, on September 28, 2007.

Section 16(a) of the Securities Exchange Act of 1934

      As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2008. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2008	0	0	0	0	0	0	0	0
President & CEO	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Marilyn Miller	2008	0	0	0	0	0	0	0	0
CAO, CFO &	2007	0	0	0	0	0	0	0	0
Secretary/Treasurer	2006	0	0	0	0	0	0	0	0

Egil Livgard	2008	0	0	0	0	0	0	9,855	9,855
(resigned 10/07)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Kathrine MacDonald	2008	0	0	0	0	0	0	0	0
(resigned 9/08)	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0

Egil Livgard (resigned)	0	0	0	0	0	9,855	9,855
Kathrine MacDonald	0	0	0	0	0	0	0
(resigned)

     We have not paid any salaries in 2008 and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address		Percentage of
Beneficial Ownership [1]	Number of Shares	Ownership
Steven Bergstrom	0	0%
3340 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3340 Toopal Drive
Oceanside, California 92058

All Officers and Directors	3,000,000	42.43%
as a Group (2 persons)

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only "promoters" of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

Future Sales by Existing Stockholders

     A total of 6,000,000 shares of our stock are currently owned by one of our officers and directors, Marilyn Miller, and one individual. 3,000,000 shares of common stock were issued to Dimac Capital Corp., a corporation owned and controlled by Kathrine MacDonald, our former officer and director, in April 2006. Another 3,000,000 shares of common stock were issued to Marilyn Miller, one of our officers and directors. The 6,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Ms. MacDonald and Ms. Miller will likely sell a portion of their stock, if the market price goes above $0.10. If they sell their stock into the market, the sales may cause the market price of the stock to drop. In general, sales of shares held by officers or large shareholders, after applicable restrictions expire, could have a depressive effect on the market price of our common stock.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     In April 2006, 3,000,000 shares of common stock were issued to Dimac Capital Corp., a corporation owned and controlled by Kathrine MacDonald, our former officer and director. Additionally, 3,000,000 shares of common stock were issued to Marilyn Miller, one of our officers and directors. These transactions were accounted for as acquisitions of shares of common stock for consideration of $30.

     Mr. Bergstrom and Ms. Miller are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly, in their capacities as promoters.

     Dimac Capital Corp. advanced $20,760 to cover some initial expenses. Egil Livgard, our geological consultant, advanced $10,000 to cover the cost of staking.

     Consulting fees in the aggregate of $15,589 were paid to a former director and relatives of a former director.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$8,762	Morgan & Company, Chartered Accountant
2007	$6,000	Morgan & Company, Chartered Accountant

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$6,638	Morgan & Company, Chartered Accountant
2007	$3,409	Morgan & Company, Chartered Accountant

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Morgan & Company, Chartered Accountant
2007	$0	Morgan & Company, Chartered Accountant

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Morgan & Company, Chartered Accountant
2007	$0	Morgan & Company, Chartered Accountant

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

PART IV

ITEM 15.     EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2		3.1
3.2	Bylaws.	SB-2		3.2
4.1	Specimen Stock Certificate.	SB-2		4.1
14.1	Code of Ethics.	10-KSB	9/28/07	14.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.	10-KSB	9/28/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/28/07	99.3

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 14th day of October, 2008.

GOLDEN STAR RESOURCES CORPORATION

BY:   STEVEN BERGSTROM
         Steven Bergstrom, President and Principal
         Executive Officer

BY:   MARILYN MILLER
         Marilyn Miller, Principal Accounting Officer,
         Principal Financial Officer, Secretary and
         Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

STEVEN BERGSTROM	President, Principal Executive Officer and a	October 14, 2008
Steven Bergstrom	member of the Board of Directors

MARILYN MILLER	Principal Accounting Officer, Principal Financial	October 14, 2008
Marilyn Miller	Officer, Secretary, Treasurer and a member of the
Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2		3.1
3.2	Bylaws.	SB-2		3.2
4.1	Specimen Stock Certificate.	SB-2		4.1
14.1	Code of Ethics.	10-KSB	9/28/07	14.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Officer).
99.2	Audit Committee Charter.	10-KSB	9/28/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/28/07	99.3