Form 10-Q
period 2008-09-30
Golden Star Resource Corp.
filed 2008-11-14
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA(State or other jurisdiction of incorporation or organization)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of November 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30	JUNE 30
	2008	2008

ASSETS

Current
Cash	$1,264	$1,318

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$9,779	$8,941

STOCKHOLDERS’ DEFICIT

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at September 30, 2008 and June 30, 2008	70	70

Additional Paid In Capital	106,990	106,990

Deficit Accumulated During The Exploration Stage	(115,575)	(114,683)
Total Stockholders’ Deficit	(8,515)	(7,623)

Total Liabilities And Stockholders’ Equity (Deficiency)	$1,264	$1,318

The accompanying condensed notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
SEPTEMBER 30		SEPTEMBER 30	SEPTEMBER 30
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Professional fees	1,000	16,944	89,239
Consulting fees	-	4,859	15,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	-	715	3,583
Office and sundry	36	983	7,187
Foreign exchange gain	(144)	(3,221)	(10,293)
	892	20,280	115,575

Net Loss	(892)	(20,280)	(115,575)

Other Comprehensive Income
Unrealized foreign exchange gain	-	337	-

Total Comprehensive Loss	$(892)	$(19,943)	$(115,575)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	7,070,000	7,070,000

The accompanying condensed notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2008	2007	2008

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(892)	$(20,280)	$(115,575)

Changes in non-cash operating and working
capital items:
Accounts payable and accrued liabilities	838	11,289	9,779
Due to related party	-	(19,401)	-
	(54)	(28,392)	(105,796)

Financing Activity
Issue of capital stock	-	-	107,060
	-	-	107,060

Net (Decrease) Increase In Cash	(54)	(28,392)	1,264

Effect Of Unrealized Foreign Exchange Gain	-	337	-

Cash, Beginning Of Period	1,318	88,309	-

Cash, End Of Period	$1,264	$60,254	$1,264

Supplemental Information of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

Basis of Presentation

The unaudited financial statements as of September 30, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2008 and the results of its operations for the three months then ended. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that these financial statements be read in conjunction with June 30, 2008 audited financial statements and notes thereto.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $8,515, has incurred losses of $115,575 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” because the Company devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves with the help of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and have a defined ore body.

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

Liquidity and Capital Resources

     We completed our public offering as of March 28, 2007 and to date have raised $107,060. The costs we have incurred are as set forth in the Use of Proceeds section (item 2) of this report. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We do not at this time need additional funding to complete the research and exploration stages of our plans.

     Currently, we do not have sufficient funds for a one month drilling program. Ms. Miller, one of our officers and directors, has agreed to financing further reclamation of the property should mineralized material not be found. The foregoing agreement is oral; we have nothing in writing. While Ms. Miller has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

     On March 28, 2007, we completed our public offering and sold 1,070,000 shares of common stock at an offering price of $0.10 per share and raised $107,000.00. This was accounted for as a purchase of shares of common stock.

     As of September 30 2008, our total assets were $1,264 and our total liabilities were $9,779.

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2008.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY: STEVEN BERGSTROM
Steven Bergstrom
President, Principal Executive Officer and
a member of the Board of Directors.

BY: MARILYN MILLER
Marilyn Miller
Principal Financial Officer, Principal
Accounting Officer, Secretary/Treasurer
and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-
Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-
Oxley Act of 2002.