Form 10-Q
period 2008-12-31
Golden Star Resource Corp.
filed 2009-02-17
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.
(Exact name of registrant as specified in its charter)

NEVADA(State or other jurisdiction of incorporation or organization)

350 - 6338 North New Braunfels Avenue
San Antonio, TX 78209
(Address of principal executive offices, including zip code.)

(210) 862-3071
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of February 17, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS

DECEMBER 31, 2008
(Stated in U.S. Dollars)

	DECEMBER 31,	JUNE 30
	2008	2008
	(Unaudited)
ASSETS

Current
Cash	$1,264	$1,318

	$1,264	$1,318

LIABILITIES

Current
Accounts payable and accrued liabilities	$23,522	$8,941

	23,522	8,941

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.00001 per share
100,000,000 preferred shares with a par value of
$0.00001 per share
(none issued)
Issued:
7,070,000 common shares at December 31, 2007 (June
30, 2007 – 7,070,000 common shares)	70	70

Additional paid-in capital	106,990	106,990

Deficit Accumulated During The Exploration Stage	(129,318)	(114,683)
	(22,258)	(7,623)

	$1,264	$1,318

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

(Stated in U.S. Dollars)

					Period from
					Inception (April
	For the three months ended		For the six months ended		21, 2006) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	13,743	1,904	14,743	18,848	102,982
Consulting fees	-	4,996	-	9,855	15,849
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	215	-	930	3,583
Office and sundry	-	92	36	1,075	7,187
Foreign exchange	-	-	(144)	-	(10,293)
	13,743	7,207	14,635	30,708	129,318
Net Loss	(13,743)	(7,207)	(14,635)	(30,708)	(129,318)

Other Comprehensive Income
Unrealized foreign exchange gain	-	722	-	4,280
Total Comprehensive Loss	$(13,743)	$(6,485)	$(14,635)	$(26,428)	$(129,318)

INCOME (LOSS) PER SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic and diluted	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2008	2007	2008

Cash Flows (Used by) Operating Activities
Net loss for the period	$(14,635)	$(30,708)	$(129,318)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	14,581	(2,279)	20,994
Due to related parties	-	(11,271)	-
	(54)	(44,258)	108,324

Cash Flows From Financing Activities
Issue of share capital	-	-	107,060
	-	-	107,060

Increase (Decrease) In Cash	(54)	(44,258)	1,264

Effect Of Unrealized Foreign Exchange Gain	-	4,280	-

Cash, Beginning Of Period	1,318	88,309	-

Cash, End Of Period	$1,264	$48,331	$1,264

The accompany notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

Basis of Presentation

The unaudited financial statements as of December 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2008 and the results of its operation for the six months then ended. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that these financial statements be read in conjunction with June 30, 2008 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $129,318 for the period from April 21, 2006 (inception) to December 31, 2008, has a deficit of $22,258, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended June 30, 2008, and for the period from inception, April 21, 2006, to June 30, 2007, the Company became indebted to an officer/shareholder and a company controlled by this officer/shareholder for payments made on behalf of the Company for acquisition of mineral property claims, and legal and other costs, as well as for advances made to the Company. The unsecured, non-interest bearing advances were repaid during the year ended June 30, 2008.,

Borrowings from employees and entities controlled by officers of the Company are, unsecured, non-interest bearing, and due on demand.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

6.	CAPITAL STOCK

	a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

	b)	On March 28, 2007, the Company issued additional 1,070,000 common shares at $0.10 under a public offering.

	c)	The Company has no stock option plan, warrants or other dilutive securities.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. The officers and directors provide management services to the Company without any compensation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     As of December 31, 2008, our total assets were $1,264 and our total liabilities were $18,522.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of February 2009.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:   STEVEN BERSTROM
         Steven Bergstrom
         President, Principal Executive Officer and a
         member of the Board of Directors.

BY:   MARILYN MILLER
         Marilyn Miller
         Principal Financial Officer, Principal
         Accounting Officer, Secretary/Treasurer and a
         member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.