Form 10-Q
period 2009-03-31
Golden Star Resource Corp.
filed 2009-05-15
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of May 15, 2009

i

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009
(unaudited)
 (Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:

	Balance Sheets as of March 31, 2009 and June 30, 2008	1

	Statements of Operations for the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008	2

	Statements of Cash Flows for the nine months ended March 31, 2009 and 2008	3

	Notes to Financial Statements	4 - 8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1A	Risk Factors	12

Item 6	Exhibits	12

Signatures		13

ii

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	March 31	June 30
	2009	2008
	(unaudited)
ASSETS

Current
Cash	$1,099	$1,318

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts payable and accrued liabilities	$28,889	$8,941

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at March 31, 2009 (June 30, 2008 - 7,070,000 common shares)	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(134,850)	(114,683)
	(27,790)	(7,623)

	$1,099	$1,318

The accompanying notes are an integral part of these unaudited financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited)
 (Stated in U.S. Dollars)

					Cumulative
					Period From
	Three	Three	Nine	Nine	Exploration
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	(April 21, 2006)
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$–

Expenses

Professional fees	$5,691	$16,071	$20,434	$34,919	$108,673
Consulting fees	–	6,004	–	15,859	15,859
Mineral claim payment	–		–	–	10,000
Transfer and filing fees	75	–	75	930	3,658
Office and sundry	77	2,104	113	3,179	7,264
Foreign exchange gain	(311)		(455)	–	(10,604)

	(5,532)	(24,179)	(20,167)	(54,887)	(134,850)

Net Loss and Comprehensive Loss	$(5,532)	$(24,179)	$(20,167)	$(54,887)	$(134,850)

Basic Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding - Basic	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these unaudited financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period From
	Nine	Nine	Exploration
	Months	Months	Inception
	Ended	Ended	(April 21, 2006)
	March 31,	March 31,	to March 31,
	2009	2008	2009

Cash Provided by (Used for) Operating Activities:

Net loss for the period	$(20,167)	$(54,887)	$(134,850)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,948	(2,279)	28,889
Due to related party	–	(20,000)	–

	(219)	(77,166)	(105,961)

Cash Flows From Financing Activities
Issue of share capital	–	–	107,060

	–	–	107,060

Net (Decrease) Increase In Cash	(219)	(77,166)	1,099

Effect Of Unrealized Foreign Exchange Gain (Loss)	–	3,902	–

Cash, Beginning Of Period	1,318	88,309	–

Cash, End Of Period	$1,099	$15,045	$1,099

Supplemental Cash Flow Information
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

Basis of Presentation

The unaudited financial statements as of March 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2009 and the results of its operation for the nine months then ended.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.  It is suggested that these financial statements be read in conjunction with June 30, 2008 audited financial statements and notes thereto

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $27,790, has incurred losses of $134,850 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(unaudited)
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(unaudited)
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

m) Comparative figures

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)
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

b)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which sets out the framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. Up to now, the US GAAP hierarchy has been defined in the US auditing literature. Because of the interrelationship with the auditing literature, SFAS 162 will be effective 60 days following the SEC’s approval of the PCAOB’s amendment to their auditing standards. The adoption of SFAS 162 is not expected to have an effect on the Company’s financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009
(unaudited)
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

7.	RELATED PARTY TRANSACTIONS

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

This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

On March 28, 2007, we completed our public offering and sold 1,070,000 shares of common stock at an offering price of $0.10 per share and raised $107,000.00. This was accounted for as a purchase of shares of common stock.

As of March 31, 2009, our total assets were $1,099 and our total liabilities were $28,889.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May 2009

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.