Form 10-Q/A
period 2009-03-31
Golden Star Resource Corp.
filed 2009-07-21
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
FIRST AMENDMENT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this  26th day of  June 2009

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