Form 10-K
period 2009-06-30
Golden Star Resource Corp.
filed 2009-10-13
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

3390 Toopal Drive
Oceanside, California
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009: $0.

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

ITEM 1.     BUSINESS (Continued)

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

ITEM 1.     BUSINESS (Continued)

To date we have not performed any work on the property. We are presently in the exploration stage and cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done. We will also need to perform comprehensive evaluation of economic and legal feasibility.

Claims

The following is the tenure number, claim, date of recording and expiration date of the claim:

		Date of	Date of
Tenure No.	Document Description	Recording	Expiration
549055	Keg Claim	July 8, 2006	October 15, 2009

In order to maintain this claim, we must pay a fee of CND$100 per year for our claim.

Location and Access

The property contains one claim with tenure number of 549055 encompassing over 800 hectares. The claim is in the name of Glengarry Developments Inc. and is in good standing until October 15, 2009. The property lies in the Cariboo Mining division about 10 kilometers south of the village of Likely. Likely can be reached by 80 kilometers of paved road from Highway 97 and the property can be accessed by a 10 kilometer gravel road which crosses the property. It adjoins the south border of the Mount Polley Mine mineral tenures.

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

ITEM 1.     BUSINESS (Continued)

MAP 1

ITEM 1.     BUSINESS (Continued)

MAP 2

ITEM 1.     BUSINESS (Continued)

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

ITEM 1.     BUSINESS (Continued)

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

ITEM 1.     BUSINESS (Continued)

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

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 4-01-09 to 6-30-09	$0.0	$0.0
Third Quarter 1-01-09 to 3-31-09	$0.0	$0.0
Second Quarter 10-01-08 to 12-31-08	$0.0	$0.0
First Quarter 7-01-08 to 9-30-08	$0.0	$0.0

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 4-01-08 to 6-30-08	0.0	0.0
Third Quarter 1-01-08 to 3-31-08	0.0	0.0
Second Quarter 10-01-07 to 12-31-07	0.0	0.0
First Quarter 7-01-07 to 9-30-07	0.0	0.0

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

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS (continued)

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds (net of $15,942 accounts payable and accrued liabilities and $14,625 due to a related party) for the following: $110,819 for professional fees, $15,859 for consulting fees, $10,000 for a mineral claim payment, $3,658 for transfer and filing, and $7,331 for office and sundry outlays. Our total cash outlays have been offset by a $10,569 foreign exchange gain.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Operations to Date

We acquired rights on one property containing one claim. The property is staked and we will bring our exploration plan as soon as we hire a consultant. As of the date of this report, we have yet to being operations and therefore we have yet to generate any revenues.

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

In March 2006, we issued 3,000,000 shares of common stock to Kathrine MacDonald, our former secretary/treasurer, in consideration of $30 and we issued 3,000,000 shares of common stock to Marilyn Miller, one of our officers and directors, in consideration of $30 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. This was accounted for as an acquisition of shares. Kathrine MacDonald advanced $20,760 to cover our costs for incorporation, accounting and legal fees and Mr. Livgard advanced the sum of $10,000 for staking. These funds have been paid directly to our attorney, accountant and staker. The amounts owed to Ms. MacDonald and Mr. Livgard are non-interest bearing, unsecured and due on demand. The amounts owed were paid during the year ended June 30, 2008. The agreements with Ms. MacDonald and Mr. Livgard are oral and there is no written document evidencing the agreement. During the fiscal year 2009 and as at June 30, 2009, $14,625 was advanced by Dimac Capital Corp. (a company controlled by a former director and principal shareholder of the Company) to fund the Company’s working capital and the amount is unsecured, non-interest bearing and due on demand.

We issued 1,070,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of June 30 2009, our total assets were $529 and our total liabilities were $30,567.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008
 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Golden Star Resource Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2008, and the related statements of operations and other comprehensive income, cash flows, and stockholders’ equity (deficiency) for the year ended June 30, 2008, and for the cumulative period from inception, April 21, 2006, to June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Star Resource Corp. (an exploration stage company) as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008 and the period from inception, April 21, 2006, to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"/s/ Morgan & Company"
October 13, 2009	Chartered Accountants

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheet of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2009 and the related statements of stockholders’ equity, operations and other comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the Company’s financial statements as of June 30, 2008 and the period from April 21, 2006 (inception) to June 30, 2008 in the statements of stockholders’ equity, operations and comprehensive loss and cash flows, which were audited by other auditors whose report, dated October 8, 2008, which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for the period from April 21, 2006 (inception) to June 30, 2009, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2009 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements refer to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and has not generated revenue to date.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
October 13, 2009	Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2009	2008

ASSETS

Current
Cash	$529	$1,318

	$529	$1,318

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	15,942	8,941
Due to a related party	14,625	-
	30,567	8,941

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2009 and 2008	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(137,098)	(114,683)
	(30,038)	(7,623)

	$529	$1,318

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Professional fees	22,580	55,075	110,819
Consulting fees	-	15,859	15,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	75	930	3,658
Office and sundry	180	6,243	7,331
Foreign exchange gain	(420)	(10,426)	(10,569)
	22,415	67,681	137,098

Net Loss And Comprehensive Loss	$(22,415)	$(67,681)	$(137,098)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic And Diluted	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO JUNE 30, 2009
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	$70	$106,990	$-	$(137,098)	$(30,038)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2009	2008	2009

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(22,415)	$(67,681)	$(137,098)

Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	337	-
Accounts payable and accrued liabilities	7,001	6,662	15,942
Due to a related party	14,625	(20,000)	14,625
	(789)	(80,682)	(106,531)

Financing Activity
Issue of share capital	-	-	107,060
	-	-	107,060

Net Increase In Cash	(789)	(80,682)	529

Effect Of Unrealized Foreign Exchange Gain	-	(6,309)	-

Cash, Beginning Of Period	1,318	88,309	-

Cash, End Of Period	$529	$1,318	$529

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $30,038 (2008 - $7,623), has incurred losses of $137,098 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with US GAAP.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
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

b) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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
JUNE 30, 2009
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

g) Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h) Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h) Financial Instruments (Continued)

The Company’s financial instruments consist principally of cash and accounts payable and accrued liabilities. Pursuant to SFAS No. 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

j) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 (“FIN 48”), which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

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

b)
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FAS 141(R)-1 is to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

c)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
 (Stated in U.S. Dollars)

3.    RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

e)
In May 2008, the FASB issued Staff Position APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14-1”), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB No. 14-1 is effective for fiscal years beginning after December 15, 2008, which will be the Company's fiscal year 2010, and must be applied retrospectively to all periods presented. The Company is evaluating the financial impact that FSP APB No. 14-1 will have on its financial statements.

f)
In June 2008, the FASB issued Staff Position No. EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company’s financial position or results of operations.

g)
In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company does not anticipate the adoption of EITF 07-5 will have a material impact on its results of operations, cash flows or financial condition.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
 (Stated in U.S. Dollars)

3.    RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

h)
In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP will not impact the consolidated financial results as the requirements are disclosure-only in nature and is effective for interim reporting periods ending after June 15, 2009.

i)
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
 (Stated in U.S. Dollars)

6.   INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2009	2008

Net loss for the year	$(22,415)	$(67,681)
Statutory tax rate	35%	35%

Computed expected (benefit) income taxes	(7,800)	(24,000)
Increase in valuation allowance	7,800	24,000

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2008	2008

Operating losses carried forward	$48,000	$40,000
Valuation allowance	(48,000)	(40,000)

	$-	$-

c)
The Company has incurred operating losses of approximately $137,000 which, if unutilized, will expire through to 2029.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2009	$22,000	2029
2008	68,000	2028
2007	37,000	2027
2006	10,000	2026

Total income tax operating loss carry forward	$137,000

7.   DUE TO A RELATED PARTY

Due to a related party represents the amount advanced by a company controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

8.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.

9.   SUBSEQUENT EVENTS

In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through October 13, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)
On September 9, 2009, the Audit Committee of the Board of Directors of the Company approved the dismissal of Morgan & Company, at the direction of the Audit Committee, dismissed Morgan & Company as the Company’s independent registered public accounting firm for periods ending after June 30, 2008. Morgan & Company reports on the financial statements of the Company for each of the fiscal years ended June 30, 2007 and June 30, 2008 contained no adverse opinions or disclaimers of opinion, and none were qualified or modified as to uncertainty, audit scope or accounting principles other than the going concern as identified in the audit report dated and filed October 14, 2008. During the fiscal years ended June 30, 2007 and June 30, 2008, as well as the time between  June 30, 2008 and September 16, 2009 there were and have been no disagreements between the Company and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morgan & Company  would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the fiscal years ended, June 30, 2007 and June 30, 2008, there were no reportable events as defined in Item 304 (a)(1)(v) of SEC Regulation S-K.

b)
On September 9, 2009 the Audit Committee of the Board of Directors of the Company approved the engagement of Chang Lee LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements for its fiscal year ending June 30, 2009. During the Company’s two most recent fiscal years ended June 30, 2007 and June 30, 2008 as well as the time between  June 30, 2009 and September 16, 2009 , the Company did not consult with Chang Lee LLP regarding either of the following:

1)
The application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrants’ financial statements, and Chang Lee LLP did not provide a written report or oral advice on any accounting, auditing or financial reporting issue, or

2)
Any matter that was either subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event, as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	62	President, Principal Executive Officer and a member
3340 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	45	Principal Accounting Officer, Principal Financial
3340 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (Continued)

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (Continued)

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2009. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2009	0	0	0	0	0	0	0	0
President & CEO	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Marilyn Miller	2009	0	0	0	0	0	0	0	0
CAO, CFO &	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Egil Livgard	2009	0	0	0	0	0	0	0	0
(resigned 10/07)	2008	0	0	0	0	0	0	9,855	9,855
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Kathrine MacDonald	2009	0	0	0	0	0	0	0	0
(resigned 9/08)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0
Egil Livgard (resigned)	0	0	0	0	0	0	0
Kathrine MacDonald	0	0	0	0	0	0	0
(resigned)

ITEM 11.     EXECUTIVE COMPENSATION (Continued)

We have not paid any salaries in 2009 and we do not anticipate paying any salaries at any time in 2010. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$11,582	Morgan & Company, Chartered Accountant
2008	$8,762	Morgan & Company, Chartered Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$5,866	Morgan & Company, Chartered Accountant
2008	$6,638	Morgan & Company, Chartered Accountant

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Morgan & Company, Chartered Accountant
2008	$0	Morgan & Company, Chartered Accountant

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Morgan & Company, Chartered Accountant
2008	$0	Morgan & Company, Chartered Accountant

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 13th day of October, 2009.

GOLDEN STAR RESOURCES CORPORATION
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