Form 10-Q
period 2009-09-30
Golden Star Resource Corp.
filed 2009-11-16
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of November 13, 2009

i

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(unaudited)
 (Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:

	Balance Sheets as of September, 2009 and the three months ended June 30, 2009	1

	Statements of Operations for the three months ended September, 2009 , 2008 and April 21, 2006 to September 30, 2009	2

	Statements of Cash Flows for the three months ended September, 2009 , 2008 and April 21, 2006 to September 30, 2009	3

	Notes to Financial Statements	4 - 10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11- 13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1A	Risk Factors	14

Item 6	Exhibits	14

Signatures		15

ii

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2009	2009

ASSETS

Current
Cash	$527	$529

	$527	$529

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$6,405	$15,942
Due to related party	27,550	14,625
	33,955	30,567

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at September 30, 2009 and 2008	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(140,488)	(137,098)
	(33,428)	(30,038)

	$527	$529

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Professional fees	1,680	1,000	112,499
Consulting fees	-	-	15,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	-	-	3,658
Office and sundry	59	36	7,390
Foreign exchange gain	1,651	(144)	(8,918)
	3,390	892	140,488

Net Loss	(3,390)	(892)	(140,488)

Other Comprehensive Income
Unrealized foreign exchange gain	-	-	-

Total Comprehensive Loss	$(3,390)	$(892)	$(140,488)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2009	2008	2009

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(3,390)	$(892)	$(140,488)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,537)	838	6,405
Due to related party	12,925	-	27,550
	(2)	(54)	(106,533)

Financing Activity
Issue of share capital	-	-	107,060
	-	-	107,060

Net Increase In Cash	(2)	(54)	527

Effect Of Unrealized Foreign Exchange Gain	-	-	-

Cash, Beginning Of Year	529	1,318	-

Cash, End Of Year	$527	$1,264	$527

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $33,428 (June 30 2009 - $30,038), has incurred losses of $140,488 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of September 30, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2009 and the results of its operation for the three months then ended.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  It is suggested that these financial statements be read in conjunction with June 30, 2009 audited financial statements and notes thereto.

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

As of September 30, 2009, our total assets were $527and our total liabilities were $33,955.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this  13th day of  November 2009

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.