Form 10-K/A
period 2009-06-30
Golden Star Resource Corp.
filed 2010-02-19
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K A
First Amended

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

 EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K is being filed in response to certain comments made by the staff of the SEC  dated January 28, 2010.  In response to such comments, we have further amended Item 9A-Control and Procedures to modify our disclosures to disclose management’s revised conclusion on the effectiveness of our disclosure controls and procedures.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-KSB with the SEC on October 13, 2009.

PART III

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2009 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 19th day of February, 2010.

GOLDEN STAR RESOURCES CORPORATION
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.