Form 10-Q
period 2009-12-31
Golden Star Resource Corp.
filed 2010-02-22
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of February 22, 2010

i

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:

	Balance Sheets as of December 31, 2009 and June 30, 2009	1

	Statements of Operations for the three and six months ended December 31, 2009, 2008 and April 21, 2006 to December 31, 2009	2

	Statements of Cash Flows for the six months ended December 31, 2009, 2008 and April 21, 2006 to December 31, 2009	3

	Notes to Financial Statements	4 - 10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1A	Risk Factors	14

Item 6	Exhibits	14

Signatures		15

ii

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	DECEMBER 31,	JUNE 30
	2009	2009

ASSETS

Current
Cash	$-	$529

LIABILITIES

Current Liabilities

Bank indebtedness	$10	$–
Accounts payable and accrued liabilities	3,583	15,942
Due to related parties	33,815	14,625

	37,408	30,567

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at December 31, 2009 and June 30, 2009	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(144,468)	(137,098)

	(37,408)	(30,038)

	$-	$529

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					Cumulative
					Period From
	Three	Three	Six	Six	Exploration
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	April 21, 2006
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2009	2008	2009	2008	2009

Revenue	–	–	–	–	–

Expenses

Professional fees	$2,532	$13,743	$4,211	$14,743	$115,031
Consulting fees	–	-	–	–	15,859
Mineral claim payment	–	–	–	–	10,000
Transfer and filing fees		–	–	–	3,658
Office and sundry	53	–	112	36	7,443
Foreign exchange gain	1,395	–	3,047	(144)	(7,523)

	3,980	13,743	7,370	14,635	144,468

Net Loss and Comprehensive Loss	(3,980)	(13,743)	(7,370)	(14,635)	(144,468)

Basic And Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number Of Common Shares Outstanding – Basic and Diluted	7,070,000	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period From
	Six	Six	Exploration
	Months	Months	Inception
	Ended	Ended	April 21, 2006
	December 31,	December 31,	to December 31,
	2009	2008	2009

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(7,370)	$(14,635)	$(144,468)

Changes in operating assets and liabilities:
Prepaid expenses and deposits
Accounts payable and accrued liabilities	(12,359)	14,581	3,583
Due to related parties	19,190		33,815

	(539)	(54)	(107,070)

Financing Activity
Bank indebtedness	10		10
Issue of share capital	–	–	107,060

	10	–	107,070

Net Increase (Decrease) In Cash	(529)	(54)	–

Cash, Beginning Of Period	529	1,318	–

Cash, End Of Period	$-	$1,264	$-

Supplemental Information of Cash Flow Information
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $37,408 (June 30, 2009 - $30,038), has incurred losses of $144,468 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of December 31, 2009 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2009 and the results of its operation for the six months then ended.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  It is suggested that these financial statements be read in conjunction with June 30, 2009 audited financial statements and notes thereto.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of ASC 915 “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

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

DECEMBER 31, 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Asset Retirement Obligations

The Company has adopted ASC 410, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Financial Instruments, continued

The Company’s financial instruments consist principally of bank indebtedness and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our bank indebtedness is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

On July 1, 2009, the Company adopted ASC 820-10, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Accounting Standard Update No.820 for illiquid financial instruments.  ASC 820-10 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of ASC 820-10 did not have a material effect on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. The ASC 825-10 amends ASC 825, Disclosure about Fair Value of Financial Instruments, and ASC 270, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of the standard did not have a material impact on the Company’s financial statements.

On July 1, 2009, the Company adopted ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. The ASC 320-10 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of the standard did not have a material impact on the Company’s financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
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

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740—Accounting for Uncertainty in Income Taxes, which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

k)	Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with ASC 260 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  Diluted loss per share is equal to basic loss per share because there are no potential dilutive securities.

On July 1, 2009, the Company adopted ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10 does not have a material impact on the Company’s financial statements.

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m)	Subsequent Events

On July 1, 2009, the Company adopted ASC 855, Subsequent Events. ASC 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a material impact on the Company.

n)	Accounting Codification

On July 1, 2009, the Company adopted the FASB issued ASC 105 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The adoption of the standard has been reflected in the financial statements of the Company.

o)	Business Combinations

On July 1, 2009, the Company adopted ASC 805-10 (revised 2007), Business Combinations.  This statement replaces ASC 805, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of the standard did not have a material impact on the Company.

On July 1, 2009, the Company adopted ASC 805-20, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies , which amends and clarifies ASC 805-10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The adoption of the standard did not have a material impact on the Company.

p)	Newly Adopted Accounting Policies

On July 1, 2009, the Company adopted ASC 350-30, Determination of the Useful Life of Intangible Assets, ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ASC 815-40, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, ASC 470-20, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  The adoption of these standards did not have a material impact on the Company.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009
 (Stated in U.S. Dollars)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under ASC 860/405. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued ASC 810, Amendments to ASC 810. ASC 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by ASC 810 Consolidation of Variable Interest Entities—An Interpretation of ASC 810. Additionally, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

6.    DUE TO RELATED PARTIES

Due to related party represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

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

As of  December 31, 2009, our total assets were $0and our total liabilities were $42,281.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this  22nd day of February, 2010

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.