Form 10-Q
period 2010-03-31
Golden Star Resource Corp.
filed 2010-05-07
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of March 31, 2010

i

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:

	Balance Sheets as of March 31, 2010 and June 30, 2009	1

	Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2010, 2009 and from April 21, 2006 to March 31, 2010	2

	Statements of Cash Flows for the nine months ended March 31, 2010, 2009 and from April 21, 2006 to March 31, 2010	3

	Notes to Financial Statements	4 - 10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1A	Risk Factors	14

Item 6	Exhibits	14

Signatures		15

ii

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	MARCH 31,	JUNE 30,
	2010	2009

ASSETS

Current
Cash	$69	$529

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$4,028	$15,942
Due to related parties	36,858	14,625

	40,886	30,567

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at March 31, 2010 and June 30, 2009	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(147,877)	(137,098)

	(40,817)	(30,038)

	$69	$529

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Stated in U.S. Dollars)

					Cumulative
					Period From
	Three	Three	Nine	Nine	Exploration
	Months	Months	Months	Months	Inception
	Ended	Ended	Ended	Ended	April 21, 2006
	March 31,	March 31,	March 31,	March 31,	to March 31,
	2010	2009	2010	2009	2010

Revenue	–	–	–	–	–

Expenses

Professional fees	$2,824	$5,691	$7,035	$20,434	$117,855
Consulting fees	–	–	–	–	15,859
Mineral claim payment	–	–	–	–	10,000
Transfer and filing fees		75	–	75	3,658
Office and sundry	42	77	154	113	7,485
Foreign exchange gain	543	(311)	3,590	(455)	(6,980)

	(3,409)	(5,532)	(10,779)	20,167	147,877

Net Loss and Comprehensive Loss	$(3,409)	$(5,532)	$(10,779)	$(20,167)	$(147,877)

Basic And Diluted Loss Per Common Share	$0.00	$0.00	$0.00	0.00

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
			Period From
	Nine	Nine	Exploration
	Months	Months	Inception
	Ended	Ended	April 21, 2006
	March 31,	March 31,	to March 31,
	2010	2009	2010

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(10,779)	$(20,167)	$(147,877)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(11,914)	19,948	4,028
Due to related parties	22,233	–	36,858

	(460)	(219)	(106,991)

Financing Activity
Issue of share capital	–	–	107,060

	–	–	107,060

Net Increase (Decrease) In Cash	(460)	(219)	69

Cash, Beginning Of Period	529	1,318	–

Cash, End Of Period	$69	$1,099	$69

Supplemental Information of Cash Flow Information
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $40,817 (June 30 2009 - $30,038), has incurred losses of $147,877 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of March 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going concern basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2010 and the results of its operation for the nine months then ended.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.  It is suggested that these financial statements be read in conjunction with June 30, 2009 audited financial statements and notes thereto.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
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

MARCH 31, 2010
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

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

MARCH 31, 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Financial Instruments, continued

The Company’s financial instruments consist principally of cash and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

MARCH 31, 2010
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

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740 —Accounting for Uncertainty in Income Taxes, which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

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

MARCH 31, 2010
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

On July 1, 2009, the Company adopted ASC 805-20, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies, which amends and clarifies ASC 805-10 to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The adoption of the standard did not have a material impact on the Company.

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

MARCH 31, 2010
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

Our auditors have issued a going concern opinion in our financial statements for the year ended June 30, 2009. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and do not anticipate generating any revenues until we begin removing and selling minerals.  There is no assurance we will ever achieve these goals.  Accordingly, we must raise cash from sources other than the sale of minerals in order to implement our project and stay in business. Our only other source for cash at this time is investments by others.

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

To become profitable and competitive, we need to conduct research and explore our property before we start production of any minerals we may find.  If we do find mineralized material, we will need additional funding to move beyond the exploration stage.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Liquidity and Capital Resources - continued

On March 28, 2007, we completed our public offering and sold 1,070,000 shares of common stock at an offering price of $0.10 per share and raised $107,000.  This was accounted for as a purchase of shares of common stock.

As of  March 31, 2010, our total assets were $69 and our total liabilities were $40,886.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of May, 2010

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.