Form 10-K
period 2010-06-30
Golden Star Resource Corp.
filed 2010-09-28
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010: $0.25.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages.  We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 3390 Toopal Drive, Oceanside, California 92058. This is our mailing address as well. Our telephone number is (210) 862-3071. Ms. Miller, our secretary/treasurer, provides our office space on a rent-free basis.

We have no plans to change our business activities or to combine with another business. We are not aware of any events or circumstances that might cause us to change our plans.

Background

We are an exploration stage mining company, incorporated in Nevada.

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

On May 9, 2006, the Company acquired, from a private company controlled by an officer/shareholder of the Company, a 100% interest in three contiguous mineral claims (now amalgamated into one mineral claim) encompassing over 800 hectares in the Cariboo Mining Division, British Columbia, Canada, for consideration of a cash payment of $10,000.  During the fiscal year 2010, the Company’s mineral claim interest was expired and lapsed.  The Company is in the process of locating other mineral claim interests for its planned business operations.

Employees

We intend to use the services of subcontractors for exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Marilyn Miller, one of our officers and directors, will handle our administrative duties. Further, our director Marilyn Miller entered into a consulting agreement with us on July 1, 2010 to provide certain consulting service.  Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES

We do not own any property.

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

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter 4-01-10 to 6-30-10	$0.25	$0.0
Third Quarter 1-01-10 to 3-31-10	$0.0	$0.0
Second Quarter 10-01-09 to 12-31-09	$0.0	$0.0
First Quarter 7-01-09 to 9-30-09	$0.0	$0.0

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 4-01-09 to 6-30-09	0.0	0.0
Third Quarter 1-01-09 to 3-31-09	0.0	0.0
Second Quarter 10-01-08 to 12-31-08	0.0	0.0
First Quarter 7-01-08 to 9-30-08	0.0	0.0

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

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS - continued

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds (net of $2,832 accounts payable and accrued liabilities and $40,274 loan payable) for the following: $118,332 for professional fees, $15,859 for consulting fees, $10,000 for a mineral claim payment, $3,758 for transfer and filing, and $9,181 for office and sundry outlays. Our total cash outlays have been offset by a $6,971 foreign exchange gain.

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

In addition, we may not have enough money to complete the acquisition and exploration of a property. If it turns out that we have not raised enough money to complete our acquisition we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the acquisition and exploration of our properties, and possible cost overruns due to price increases in services.

To become profitable and competitive, we need to identify a property and conduct research and explore our property before we start production of any minerals we may find. If we do find mineralized material, we will need additional funding to move beyond the research and exploration stage. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Liquidity and Capital Resources

We have completed our public offering as of March 28, 2007 and to date have raised $107,060, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

Currently, we do not have sufficient funds for our intended business operation. Ms. Miller, one of our officers and directors, has agreed in financing the related operating expenditures to maintain the Company. The foregoing agreement is oral; we have nothing in writing. While Ms. Miller has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

During the fiscal year 2010, $24,374 was advanced by companies controlled by / related to a director / a principal shareholder of the Company to cover the operating expenses.  On June 1, 2010, the Company assigned the amounts due to related parties of $40,274 to ATP Corporate Services Corp.

As of June 30 2010, our total assets were $7 and our total liabilities were $43,106.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

 (Stated in U.S. Dollars)

Chang Lee LLP
Chartered Accountants

606 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheets of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2010 and 2009 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada
September 27, 2010                                                                                                      Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2010	2009

ASSETS

Current
Cash	$7	$529

	$7	$529

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$2,832	$15,942
Loan payable	40,274	-
Due to related parties	-	14,625
	43,106	30,567

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2010 and 2009	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(150,159)	(137,098)
	(43,099)	(30,038)

	$7	$529

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Professional fees	7,513	22,580	118,332
Consulting fees	-	-	15,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	100	75	3,758
Office and sundry	1,850	180	9,181
Foreign exchange gain	3,598	(420)	(6,971)
	13,061	22,415	150,159

Net Loss and Comprehensive Loss	(13,061)	(22,415)	(150,159)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2010	2009	2010

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(13,061)	$(22,415)	$(150,159)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(13,110)	7,001	2,832
Due to related parties	25,649	14,625	40,274
	(522)	(789)	(107,053)

Financing Activity
Issue of share capital	-	-	107,060
	-	-	107,060

Net Increase In Cash	(522)	(789)	7

Cash, Beginning Of Year	529	1,318	-

Cash, End Of Year	$7	$529	$7

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO JUNE 30, 2010
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)

Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	$70	$106,990	$-	$(150,159)	$(43,099)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.  During the fiscal year 2010, the Company’s mineral claim interest was expired and lapsed.  Currently, the Company is actively looking for other mineral properties for its planned business operation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $43,099 (2009- $30,038) has incurred losses of $150,159 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2010
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)      Asset Retirement Obligations

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

f)      Use of Estimates and Assumptions

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

g)      Financial Instruments

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)      Financial Instruments, continued

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

JUNE 30, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 h)      Environmental Costs

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

i)      Income Taxes

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

j)      Basic and Diluted Net Loss Per Share

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)      Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

l)       Newly Adopted Accounting Policies

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)       Newly Adopted Accounting Policies (Continued)

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have an effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

4.	MINERAL CLAIM INTEREST

On May 9, 2006, the Company acquired, from a private company controlled by an officer/shareholder of the Company, a 100% interest in three contiguous mineral claims (now amalgamated into one mineral claim) encompassing over 800 hectares in the Cariboo Mining Division, British Columbia, Canada, for consideration of a cash payment of $10,000.  During the fiscal year 2010, the Company’s mineral claim interest was expired and lapsed.  The Company is in the process of locating other mineral claim interests for its planned business operations.

5.	LOAN PAYABLE

Loan payable represents the amount payable to ATP Corporate Services Corp. as the result of the assignment of amount due to related parties on June 1, 2010 (See Note 7).  Loan payable is unsecured, non-interest bearing and due on demand.

6.	CAPITAL STOCK

a)      On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)      On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)      The Company has no stock option plan, warrants or other dilutive securities.

7.	DUE TO RELATED PARTIES

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

During the fiscal year 2010, $24,374 was advanced by companies controlled by / related to a director / a principal shareholder of the Company to cover the operating expenses.

On June 1, 2010, the Company assigned the amounts due to related parties of $40,274 to ATP Corporate Services Corp. (an unrelated party).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

8.	INCOME TAXES

a)     A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2010	2009

Net loss for the year	$(13,061)	$(22,415)
Statutory tax rate	35%	35%

Computed expected (benefit) income taxes	(4,570)	(7,800)
Income tax benefit not recognized	4,570	7,800

	$-	$-

b)      Significant components of deferred income tax assets are as follows:

	2010	2009

Operating losses carried forward	$53,000	$48,000
Valuation allowance	(53,000)	(48,000)

	$-	$-

c)
The Company has incurred operating losses of approximately $150,000 which, if unutilized, will expire through to 2030.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2010	$13,000	2030
2009	22,000	2029
2008	68,000	2028
2007	37,000	2027
2006	10,000	2026

Total operating loss carry forward	$150,000

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010
 (Stated in U.S. Dollars)

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

See Note 10.

10.	SUBSEQUENT EVENTS

On July 1, 2010, the Company entered into a consulting agreement with a director of the Company for a term of 24 months with a consideration of $2,500 per month.

On July 1, 2010, the Company entered into an administrative service agreement with ATP Corporate Services Corp. for a term of 24 months with a consideration of $1,500 per month.

The Company has evaluated subsequent events for the period July 1, 2010 through the date the financial statements were issued, and concluded other than the above noted there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

PART III

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Controls over Financial Reporting

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2010 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	63	President, Principal Executive Officer and a member
3390 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	46	Principal Accounting Officer, Principal Financial
3390 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. - continued

Background of Officers and Directors - continued

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

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Bergstrom’s and Ms. Miller’s devotion of time to projects that do not involve us. In the event that Mr. Bergstrom and Ms. Miller ceases devoting time to our operations, they have agreed to resign as officers and directors. We have no policies relating to conflicts of interest.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. - continued

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2010. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2010	0	0	0	0	0	0	0	0
President & CEO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Marilyn Miller	2010	0	0	0	0	0	0	0	0
CAO, CFO &	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Egil Livgard	2010	0	0	0	0	0	0	0	0
(resigned 10/07)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	9,855	9,855
	2007	0	0	0	0	0	0	0	0

Kathrine MacDonald	2010	0	0	0	0	0	0	0	0
(resigned 9/08)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

ITEM 11.     EXECUTIVE COMPENSATION - continued

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0
Egil Livgard (resigned)	0	0	0	0	0	0	0
Kathrine MacDonald (resigned)	0	0	0	0	0	0	0

We have not paid any salaries in 2010 and we do not anticipate paying any salaries at any time in 2011. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month.

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

Name and Address		Percentage of
Beneficial Ownership [1]	Number of Shares	Ownership
Steven Bergstrom	0	0%
3390 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3390 Toopal Drive
Oceanside, California 92058

All Officers and Directors	3,000,000	42.43%
as a Group (2 persons)

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only "promoters" of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

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

During the fiscal year 2010, Dimac Capital Corp. advanced $9,274 to cover our operating expenses.  On June 1, 2010, we assigned the total amount of $25,176 owed to Dimac Capital Corp. to ATP Corporate Services Corp.

During the fiscal year 2010, a company related to Dimac Capital Corp. advanced $1,431 to cover our operating expenses.  On June 1, 2010, we assigned the amount to ATP Corporate Services Corp. (remove “of” between “amount” and “to ATP Corporate”).

During the fiscal year 2010, a company controlled by Marilyn Miller advanced $13,669 to cover our operating expenses.  On June 1, 2010, we assigned the amount to ATP Corporate Services Corp. (remove “of” between “amount” and “to ATP Corporate”).

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

2010	$7,000	Chang Lee
2009	$11,582	Morgan & Company, Chartered Accountant

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$4,000	Chang Lee
2009	$5,866	Morgan & Company, Chartered Accountant

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Chang Lee
2009	$0	Morgan & Company, Chartered Accountant

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Chang Lee
2009	$0	Morgan & Company, Chartered Accountant

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2010.

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