Form 10-Q
period 2010-09-30
Golden Star Resource Corp.
filed 2010-11-08
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of September 30, 2010

i

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:

	Balance Sheets as of September 30, 2010 and June 30, 2010	1

	Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2010, 2009 and from April 21, 2006 to September 30, 2010	2

	Statements of Cash Flows for the three months ended September 30, 2010, 2009 and from April 21, 2006 to September 30, 2010	3

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2010	4

	Notes to Financial Statements	5 - 9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1A	Risk Factors	11

Item 6	Exhibits	11

Signatures		12

ii

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2010	2010

ASSETS

Current
Cash	$-	$7

	$-	$7

LIABILITIES

Current Liabilities

Bank indebtedness	2	-
Accounts payable and accrued liabilities	$20,880	$2,832
Loan payable	44,557	40,274
Due to related parties	1,018	-
	66,457	43,106

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at September 30, 2010 and June 30, 2010	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(173,517)	(150,159)
	(66,457)	(43,099)

	$-	$7

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Professional fees	6,800	1,680	125,132
Administration	4,500	-	4,500
Consulting fees	7,500	-	23,359
Mineral claim payment	-	-	10,000
Transfer and filing fees	-	-	3,758
Office and sundry	1,842	59	11,023
Interest expenses	1,208	-	1,208
Rent	1,500	-	1,500
Foreign exchange gain	8	1,651	(6,963)
	23,358	3,390	173,517

Net Loss and Comprehensive Loss	(23,358)	(3,390)	(173,517)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2010	2009	2010

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(23,358)	$(3,390)	$(173,517)

Adjustment for items not involving cash:
Accrued interest expense	1,208		1,208

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,048	(9,537)	20,880
	(4,102)	(12,927)	(151,429)

Financing Activity
Bank indebtedness	2		2
Loan payable	3,075	-	3,075
Due to related parties	1,018	12,925	41,292
Issue of share capital	-	-	107,060
	4,095	12,925	151,429

Net Increase In Cash	(7)	(2)	-

Cash, Beginning Of Period	7	529	-

Cash, End Of Period	$-	$527	$-

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2010
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)

Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)

Net loss for the period					(23,358)	(23,358)

Balance, September 30, 2010	7,070,000	$70	$106,990	$-	$(173,517)	$(66,457)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $66,457 (June 30, 2010- $43,099) has incurred losses of $173,517 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of September 30, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2010 and the results of its operation for the three months then ended.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  It is suggested that these financial statements be read in conjunction with June 30, 2010 audited financial statements and notes thereto

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
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

The Company’s financial instruments consist principally of cash, bank indebtedness, accounts payable and accrued liabilities, loan payable and due to related parties. Pursuant to ASC 820, the fair value of our cash and bank indebtedness are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)      Financial Instruments (Continued)

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

l)       Newly Adopted Accounting Policies

On July 1, 2010, the Company adopted ASC 860, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. ASC 860 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under ASC 860/405. The adoption of the standard did not have a material impact on the Company’s financial statements.

On July 1, 2010, the Company adopted ASC 810, Amendments to ASC 810. ASC 810 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by ASC 810 Consolidation of Variable Interest Entities—An Interpretation of ASC 810. Additionally, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The adoption of the standard did not have a material impact on the Company’s financial statements.

On July 1, 2010, the Company adopted Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 did not have a material impact on the Company’s financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)       Newly Adopted Accounting Policies (Continued)

On July 1, 2010, the Company adopted EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. The adoption of EITF 09-1 does not have a material effect on the financial position, results of operations or cash flows of the Company.

On July 1, 2010, the Company adopted Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation.  The adoption of ASU 2009-13 does not have a material effect on the financial position, results of operations or cash flows of the Company.

On July 1, 2010, the Company adopted Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. The adoption of ASU 2009-14 does not have an effect on the financial position, results of operations or cash flows of the Company.

On July 1, 2010, the Company adopted Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. The adoption of ASU 2010-01 does not have a material effect on the financial position, results of operations or cash flows of the Company.

On July 1, 2010, the Company adopted Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. The adoption of ASU 2010-02 does not have a material effect on the financial position, results of operations or cash flows of the Company.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(Stated in U.S. Dollars)

5.	LOAN PAYABLE

Loan payable consists of followings:

•
$41,482 payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amount due to related parties on June 1, 2010.  Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand.  During the quarter ended September 30, 2010, the Company incurred and accrued interest expense of $1,208.

•	$3,075 payable to a unrelated party. The amount is unsecured, non-interest and due on demand.

6.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

7.	DUE TO A RELATED PARTY

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

On June 1, 2010, the Company assigned the amounts due to related parties of $40,274 to ATP Corporate Services Corp. (an unrelated party).

As at September 30, 2010, $1,018 is payable to a company controlled by the principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement with a private company for a term of 24 months with a consideration of $2,500 per month.

On July 1, 2010, the Company entered into an administrative service agreement with ATP Corporate Services Corp. for a term of 24 months with a consideration of $1,500 per month.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion in our financial statements for the year ended June 30, 2010. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and do not anticipate generating any revenues until we begin removing and selling minerals. There is no assurance we will ever achieve these goals. Accordingly, we must raise cash from sources other than the sale of minerals in order to implement our project and stay in business. Our only other source for cash at this time is investments by others.

We currently have no property and are in the process of locating new properties which our exploration target will be to find a mineralized material in the properties we located, specifically, an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant that the property contains reserves. We have not yet selected a consultant. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or if it is not economically feasible to remove it, we will cease operations and you will lose your investment.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Liquidity and Capital Resources (Continued)

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

As of September 30 2010, our total assets were $nil and our total liabilities were $66,457.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of November, 2010

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.