Form 10-Q
period 2010-12-31
Golden Star Resource Corp.
filed 2011-02-08
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of December 31, 2010

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of December 31, 2010 and June 30, 2010	3

	Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2010, 2009 and from April 21, 2006 to December 31, 2010	4

	Statements of Cash Flows for the six months ended December 31, 2010, 2009 and from April 21, 2006 to December 31, 2010	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to December 31, 2010	6

	Notes to Financial Statements	7 - 14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	17
PART II – OTHER INFORMATION
Item 1A	Risk Factors	17

Item 6	Exhibits	17

Signatures		17

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	December 31,	June 30,
	2010	2010

ASSETS

Current
Cash	$8	$7

Total assets	$8	$7

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$32,867	$2,832
Loan payable	52,224	-
Due to related parties	880	40,274
Total liabilities	85,971	43,106

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at December 31, 2010 and June 30, 2010	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(193,023)	(150,159)
	(85,963)	(43,099)

	$8	$7

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	DECEMBER 31	DECMEBER 31	DECEMBER 31	DECMEBER 31	DECEMBER 31
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	2,429	2,532	9,229	4,211	127,561
Administration	4,500	-	9,000	-	9,000
Consulting fees	7,500	-	15,000	-	30,859
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	-	-	-	3,758
Office and sundry	2,264	53	4,106	112	13,287
Interest expenses	1,320	-	2,528	-	2,528
Rent	1,500	-	3,000	-	3,000
Foreign exchange gain	(7)	1,395	1	3,047	(6,970)
	19,506	3,980	42,864	7,370	193,023

Net Loss and Comprehensive Loss	(19,506)	(3,980)	(42,864)	(7,370)	(193,023)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECMEBER 31	DECEMBER 31
	2010	2009	2010

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(42,864)	$(7,370)	$(193,023)

Adjustment for items not involving cash:
Accrued interest expense	2,528	-	2,528

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,035	(12,359)	32,867
	(10,301)	(19,729)	(157,628)

Financing Activity
Bank indebtedness	-	10	-
Loan payable	49,696	-	49,696
Due to related parties	(39,394)	19,190	880
Issue of share capital	-	-	107,060
	10,302	19,200	157,636

Net Increase In Cash	1	(529)	8

Cash, Beginning Of Period	7	529	-

Cash, End Of Period	$8	$-	$8

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2010
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)

Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)

Net loss for the period					(42,864)	(42,864)

Balance, December 31, 2010	7,070,000	$70	$106,990	$-	$(193,023)	$(85,963)

The accompanying notes are an integral part of these financial statements.

 GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $85,963 (June 30, 2010- $43,099) has incurred losses of $193,023 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of December 31, 2010 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2010 and the results of its operation for the six months then ended.  Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  It is suggested that these financial statements be read in conjunction with June 30, 2010 audited financial statements and notes thereto.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
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

DECEMBER 31, 2010
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

 GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)      Financial Instruments (continued)

The Company’s operations are in U.S. and Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.

 GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
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

DECEMBER 31, 2010
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

DECEMBER 31, 2010
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

Loan payable consists of followings:

•
$42,851 payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amount due to related parties on June 1, 2010.  Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand.  During the quarter ended December 31, 2010, the Company incurred and accrued interest expense of $2,528.

•	$9,373 payable to a unrelated party. The amount is unsecured, non-interest and due on demand.

6.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)       The Company has no stock option plan, warrants or other dilutive securities.

7.	DUE TO A RELATED PARTY

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

On June 1, 2010, the Company assigned the amounts due to related parties of $40,274 to ATP Corporate Services Corp. (an unrelated party).

As at December 31, 2010, $880 is payable to a company controlled by the principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010
 (Stated in U.S. Dollars)

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

ITEM 2.	MAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.- continued

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

As of December 31 2010, our total assets were $8 and our total liabilities were $85,971.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 8th day of February 2011.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.