Form 10-Q
period 2011-03-31
Golden Star Resource Corp.
filed 2011-05-13
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,070,000 as of March 31, 2011

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of March 31, 2011 and June 30, 2010	3

	Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2011, 2010 and from April 21, 2006 to March 31, 2011	4

	Statements of Cash Flows for the nine months ended March 31, 2011, 2010 and from April 21, 2006 to March 31, 2011	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to March 31, 2011	6

	Notes to Financial Statements	7 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	16
PART II – OTHER INFORMATION
Item 1A	Risk Factors	16

Item 6	Exhibits	16

Signatures		16

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	March 31,	June 30,
	2011	2010

ASSETS

Current
Cash	$208	$7

	$208	$7

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$46,505	$2,832
Loan payable	57,667	-
Due to related parties	880	40,274
	105,052	43,106

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at March 31, 2011 and June 30, 2010	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(211,904)	(150,159)
	(104,844)	(43,099)

	$208	$7

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31	MARCH 31	MARCH 31
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	2,237	2,824	11,466	7,035	129,798
Administration	4,500	-	13,500	-	13,500
Consulting fees	7,500	-	22,500	-	38,359
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	-	-	-	3,758
Office and sundry	1,819	42	5,925	154	15,106
Interest expenses	1,324	-	3,852	-	3,852
Rent	1,500	-	4,500	-	4,500
Foreign exchange gain	1	543	2	3,590	(6,969)
	18,881	3,409	61,745	10,779	211,904

Net Loss and Comprehensive Loss	(18,881)	(3,409)	(61,745)	(10,779)	(211,904)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31
	2011	2010	2011

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(61,745)	$(10,779)	$(211,904)

Adjustment for items not involving cash:
Accrued interest expense	3,852	-	3,852

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	46,748	(11,914)	49,580
	(11,145)	(22,693)	(158,472)

Financing Activity
Loan payable	10,466	-	10,466
Due to related parties	880	22,233	41,154
Issue of share capital	-	-	107,060
	11,346	22,233	158,680

Net Increase In Cash	201	(460)	208

Cash, Beginning Of Period	7	529	-

Cash, End Of Period	$208	$69	$208

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2010
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)

Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)

Net loss for the period					(61,745)	(61,745)

Balance, March 31, 2011	7,070,000	$70	$106,990	$-	$(211,904)	$(104,844)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $104,844 (June 30, 2010- $43,099) has incurred losses of $211,904 since inception, and further significant losses are expected to be incurred in its intended business operations.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of March 31, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going concern basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2011 and the results of its operation for the nine months then ended.  Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.  It is suggested that these financial statements be read in conjunction with June 30, 2010 audited financial statements and notes thereto.

 GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
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

MARCH 31, 2011
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

MARCH 31, 2011
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

MARCH 31, 2011
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

MARCH 31, 2011
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

 In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  On January 1, 2011, the Company adopted ASC No. 2010-09. The adoption of ASC No. 2010-09 does not have a material impact on the Company’s financial statements.

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  On January 1, 2011, the Company adopted ASU No. 2010-13. The adoption does not have a material impact on the Company’s financial statements.

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

  GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011
 (Stated in U.S. Dollars)

5.	LOAN PAYABLE

Loan payable consists of followings:

$44,175 payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amounts due to related parties on July 1, 2010.  Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand.  During the quarter ended March 31, 2011, the Company incurred and accrued interest expense of $1,324. (March 31, 2010 - $ Nil)

$13,492 payable to unrelated parties.  The amount is unsecured, interest bearing at a range of nil to 12% and due on demand.

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

On July 1, 2010, the amounts due to related parties of $40,274 were assigned to ATP Corporate Services Corp. (an unrelated party).

As at March 31, 2011, $880 (June 30, 2010 - $40,274) is payable to companies controlled by the principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

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

This section of the quarter report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

ITEM 2. MAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

As of March 31, 2011, our total assets were $208 and our total liabilities were $105,052.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of May 2011.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.