Form 10-K
period 2011-06-30
Golden Star Resource Corp.
filed 2011-10-11
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011: $0.25.

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

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.
We have no plans to change our business activities or to combine with another business. We are not aware of any events or circumstances that might cause us to change our plans.

To date, the Company is in the process of identifying and evaluating other mineral claim interests for its planned business operations.

Background

We are an exploration stage mining company, incorporated in Nevada.

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

On May 9, 2006, the Company acquired, from a private company controlled by an officer/shareholder of the Company, a 100% interest in three contiguous mineral claims (now amalgamated into one mineral claim) encompassing over 800 hectares in the Cariboo Mining Division, British Columbia, Canada, for consideration of a cash payment of $10,000.  During the fiscal year 2010, the Company’s mineral claim interest was expired and lapsed.  To date, the Company is in the process of identifying and evaluating other mineral claim interests for its planned business operations.

Employees

We intend to use the services of subcontractors for exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Marilyn Miller, one of our officers and directors, will handle our administrative duties. On July 1, 2010, our director Marilyn Miller entered into a consulting agreement with us to provide certain consulting services. This agreement was cancelled because our officers and directors have determined that they will hire qualified persons to perform the evaluation, surveying and exploration of potential projects.  As of today, we have engaged private companies to review and evaluate properties and mineral claims located in USA and Mexico.

Our Office

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

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter 4-01-11 to 6-30-11	$0.25	$0.0
Third Quarter 1-01-11 to 3-31-11	$0.25	$0.0
Second Quarter 10-01-10 to 12-31-10	$0.25	$0.0
First Quarter 7-01-10 to 9-30-10	$0.25	$0.0

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter 4-01-10 to 6-30-10	$0.25	$0.0
Third Quarter 1-01-10 to 3-31-10	$0.0	$0.0
Second Quarter 10-01-09 to 12-31-09	$0.0	$0.0
First Quarter 7-01-09 to 9-30-09	$0.0	$0.0

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

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS - continued

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds (net of $62,801 accounts payable and accrued liabilities, $67,722 loan payable and $880 due to related parties) for the following: $131,469 for professional fees, $18,000 for administration, $45,859 for consulting fees, $10,000 for a mineral claim payment, $3,758 for transfer and filing, $25,056 for office and sundry, $6,000 for rent and $5,217 interest expense outlays. Our total cash outlays have been offset by a $6,947 foreign exchange gain.

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the annual report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are an exploration stage corporation and have not yet generated or realized any revenues from our business operations.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

As of June 30 2011, our total assets were $51 and our total liabilities were $131,403.

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

JUNE 30, 2010 AND 2009

 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheet of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2011 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended June 30, 2010, and the cumulative data from April 21, 2006 (inception) to June 30, 2010 in the statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows, which were audited by other auditors whose report, dated September 27, 2010 which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for cumulative data from April 21, 2006 (inception) to June 30, 2010, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2011 and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	/s/ MNP LLP
October 5, 2011	Chartered Accounts

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2011	2010

ASSETS

Current
Cash	$51	$7

	$51	$7

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$62,801	$2,832
Loan payable	67,722	-
Due to related parties	880	40,274
	131,403	43,106

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2011 and 2010	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(238,412)	(150,159)
	(131,352)	(43,099)

	$51	$7

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
Professional fees	13,137	7,513	131,469
Administration	18,000	-	18,000
Consulting fees	30,000	-	45,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	-	100	3,758
Office and sundry	15,875	1,850	25,056
Interest expenses	5,217	-	5,217
Rent	6,000	-	6,000
Foreign exchange loss	24	3,598	(6,947)
	88,253	13,061	238,412

Net Loss and Comprehensive Loss	$(88,253)	$(13,061)	$(238,412)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2011	2010	2011

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(88,253)	$(13,061)	$(238,412)
Accrued interest	5,217	-	5,217
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	63,044	(13,110)	65,876
	(19,992)	(26,171)	(167,319)

Financing Activity
Loan payable	19,156	-	19,156
Due to related parties	880	25,649	41,154
Issue of share capital	-	-	107,060
	20,036	25,649	167,370

Net Increase In Cash	44	(522)	51

Cash, Beginning Of Year	7	529	-

Cash, End Of Year	$51	$7	$51

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO JUNE 30, 2011
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)

Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)

Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)

Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	$70	$106,990	$-	$(238,412)	$(131,352)

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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $131,352 (2010 - $43,099), has incurred losses of $238,412 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)      Financial Instruments, continued

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilitie, loan payable and due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This guidance was issued to clarify that pro forma disclosures should be presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The disclosures should also be accompanied by a narrative description of the nature and amount of material, nonrecurring pro forma adjustments. This new guidance is effective prospectively for business combinations consummated on or after the annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

3.       RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company is currently evaluating the impact of the adoption.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.     MINERAL CLAIM INTEREST

On May 9, 2006, the Company acquired, from a private company controlled by an officer/shareholder of the Company, a 100% interest in three contiguous mineral claims (later amalgamated into one mineral claim) encompassing over 800 hectares in the Cariboo Mining Division, British Columbia, Canada, for consideration of a cash payment of $10,000.  During the fiscal year 2010, the Company’s mineral claim interest was expired and lapsed.  Currently, the Company is in the process of locating other mineral claim interests for its planned business operations.

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

$9,875 (2010 - $nil) of office expenses were charged by an officer of the Company for expenses incurred in providing the service to the Company.

7.      LOAN PAYABLE

Loan payable consists of followings:

$45,540 (2010 - $nil) was payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amounts due to related parties on July 1, 2010.  Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand.  During the year ended 2011, the Company incurred and accrued interest expense of $4,563 (2010 - $ Nil)

During the fiscal year 2011, 0858604 B.C. Ltd. (a non related party) advanced the Company loan amount of $10,384.  The loan amount is unsecured, interest-bearing at 12% per annual and due on demand.  On June 30, 2011, 0858604 B.C. Ltd. assigned and transferred the related principal and accrued interest totaling of $11,630 to 0787129 B.C. Ltd.  As of June 30, 2011, the amount payable to 0787129 B.C. Ltd. is unsecured, interest-bearing at 12%  and due June 30, 2012.

During the fiscal year 2011, Bobcat Development (a non-related party) advanced the Company loan amount of $11,798.  The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  On June 30, 2011, Bobcat Development assigned and the transfer the related principal and accrued interest totaling of $13,214 to 0787129 B.C. Ltd. As of June 30, 2011, the amount payable to 0787129 B.C. Ltd. is unsecured,  interest-bearing at 12% and due June 30, 2012.

8.   INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2011	2010

Net loss for the year	$(88,253)	$(13,061)
Statutory tax rate	35%	35%

Computed expected (benefit) income taxes	(30,880)	(4,570)
Income tax benefit not recognized	30,880	4,570

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2011	2010

Operating losses carried forward	$83,000	$53,000
Valuation allowance	(83,000)	(53,000)

	$-	$-

c)
The Company has incurred operating losses of approximately $238,000 which, if unutilized, will expire through to 2031  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

	$88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
	10,000	2026

Total income tax operating loss carry forward	$238,000

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the fiscal year 2011, the Company incurred and accrued a total consulting fee of $30,000 in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the year 2011, the Company incurred and accrued a total of $18,000, $6,000 and $6,000 for the administrative expense, office expense and rent expense, respectively.

PART III

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)
On July 7, 2011, Change Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

b)
Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

c)
The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2011, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9A.   CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2011 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

On September 5, 2008, Marilyn Miller was appointed principal accounting officer, principal financial officer, secretary/treasurer and a member of the board of directors. Since January 21, 2011 Marilyn Miller has been a director and CFO of Mega Copper Ltd. Mega Copper Ltd. does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol MCU.V. Mega Copper Ltd. is in the business of mining exploration.. Since October 2010, Ms. Miller has been the President and director of La Imperial Resources Inc. La Imperial Resources Inc does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the Canadian National Stock Exchange under the symbol LAI.C. La Imperial is in the business of mining exploration in Mexico. In December 2008 Ms Miller became a director of International LMM Ventures Corp. International LMM Ventures Corp did not file reports with the United States Securities and Exchange Commission, but was listed for trading on the TSX Venture Exchange under the symbol LMM.H. International LMM was in the business of mining and energy exploration.  Ms. Miller resigned as a director of the Company in May 2009. . In July 2007, Ms. Miller became a director of Tapestry Resource Corp. Tapestry Resource Corp. was engaged in the business of mining exploration. Tapestry Resource Corp did not file reports with the United States Securities and Exchange Commission, but was listed for trading on the TSX Venture Exchange under the symbol TPV.H. Ms. Miller resigned as a director of the Company in August 2010. Since June 2007, Ms. Miller has been the President, Secretary, Treasurer and a director of Goldstream Mining Corp., a private company. Since April 2007, Ms. Miller has been President, Secretary Treasurer and a director of Royal Mining Corp., a private company Ms. Miller became a director of Cierra Pacific Ventures. In January 2007, Cierra Pacific Ventures was in the business of mining and energy exploration. Cierra Pacific did not file reports with the United States Securities and Exchange Commission, but traded on the TSX Venture Exchange under the symbol CIZ.H. Ms. Miller resigned as a director of the Company in April 2009. Since May 2005, Marilyn Miller has been the Vice President of Marathon Gold Corp. and a member of the board of directors. Marathon Gold is in the business of gold mining and exploration   Ms. Miller is self-employed as a GIA Graduate Gemologist Consultant since October, 2001. The Gemological Institute of America (GIA) is the world’s foremost respected authority in gemology. Marilyn Miller graduated as a Graduate Gemologist from GIA in May, 2001. Marilyn Miller previously worked as an Investment Associate with REFCO Canada Corporation in Toronto, Ontario from February 1995 to June 2000. Marilyn Miller was an Investment Associate for RBC Dominion Securities, in Toronto, Ontario from September 1992 to January 1995. Marilyn Miller attended the University of Toronto, September 1988 to May 1992.

Conflicts of Interest

At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is Mr. Bergstrom’s and Ms. Miller’s devotion of time to projects that do not involve us. In the event that Mr. Bergstrom and Ms. Miller cease devoting time to our operations, they have agreed to resign as officers and directors. We have no policies relating to conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

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

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2011. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2011. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-Equity	Non-Qualified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2011	0	0	0	0	0	0	0	0
President & CEO	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Marilyn Miller	2011	0	0	0	0	0	0	0	0
CAO, CFO &	2010	0	0	0	0	0	0	0	0
Secretary/Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Egil Livgard	2011	0	0	0	0	0	0	0	0
(resigned 10/07)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	9,855	9,855

Kathrine MacDonald	2011	0	0	0	0	0	0	0	0
(resigned 9/08)	2010	0	0	0	0	0	0	0	0
2009	0	0	0	0	0	0	0	0
2008	0	0	0	0	0	0	0	0

ITEM 11.     EXECUTIVE COMPENSATION - continued

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
	Fees			Non-Equity	Non-Qualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0
Egil Livgard (resigned)	0	0	0	0	0	0	0
Kathrine MacDonald (resigned)	0	0	0	0	0	0	0

We have not paid any salaries in 2011 and we do not anticipate paying any salaries at any time in 2012. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date.  As at June 30, 2011 no consulting was charges by related party.

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

During the fiscal year 2011, $9,875 (2010 - $nil) of office expenses were charged by an officer of the Company for expenses incurred in providing the service to the Company.

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

2011	$7,500	MNP LLP
2010	$7,000	Chang Lee

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$4,550	Chang Lee
2010	$4,000	Chang Lee

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	MNP LLP
2010	$0	Chang Lee

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	MNP LLP
2010	$0	Chang Lee

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this October 6, 2011.

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