Form 10-Q
period 2011-09-30
Golden Star Resource Corp.
filed 2011-11-10
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

3390 Toopal Drive
Oceanside, California 92058

 (Address of principal executive offices, including zip code.)

(210) 862-3071

(telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2011

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of September 30, 2011 and June 30, 2011	3

	Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2011, 2010 and from April 21, 2006 to September 30, 2011	4

	Statements of Cash Flows for the three months ended September 30, 2011, 2010 and from April 21, 2006 to September 30, 2011	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2011	6

	Notes to Financial Statements	7 - 14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1A	Risk Factors	15

Item 6	Exhibits	15

Signatures		15

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2011	2011

ASSETS

Current
Cash	$7	$51

	$7	$51

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$79,953	$62,801
Loan payable	75,592	67,722
Due to related parties	-	880
	155,545	131,403

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at September 30, 2010 and June 30, 2010	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(262,598)	(238,412)
	(155,538)	(131,352)

	$7	$51

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2011	2010	2011

Revenue	$-	$-	$-

Expenses
Professional fees	6,479	6,800	137,948
Administration	4,500	4,500	22,500
Consulting fees	7,500	7,500	53,359
Mineral claim payment	-	-	10,000
Transfer and filing fees	300	-	4,058
Office and sundry	1,571	1,842	26,627
Interest expenses	2,264	1,208	7,481
Rent	1,500	1,500	7,500
Foreign exchange gain	72	8	(6,875)
	24,186	23,358	262,598

Net Loss and Comprehensive Loss	(24,186)	(23,358)	(262,598)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2011	2010	2011

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(24,186)	$(23,358)	$(262,598)

Adjustment for items not involving cash:
Accrued interest expense	2,264	1,208	7,481

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,152	18,048	83,028
	(4,770)	(4,102)	(172,089)

Financing Activity
Bank indebtedness	-	2	-
Loan payable	5,606	3,075	24,762
Due to related parties	(880)	1,018	40,274
Issue of share capital	-	-	107,060
	4,726	4,095	172,096

Net Increase In Cash	(44)	(7)	7

Cash, Beginning Of Period	51	7	-

Cash, End Of Period	$7	$-	$7

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2011
 (Stated in U.S. Dollars)
	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)
Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)
Net loss for the year					(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	$(131,352)
Net loss for the period					(24,186)	(24,186)

Balance, September 30, 2011	7,070,000	$70	$106,990	$-	$(262,598)	$(155,538)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $155,538 (June 30, 2010 - $131,352), has incurred losses of $262,598 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of September 30, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2011 and the results of its operation for the three months then ended.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.  It is suggested that these financial statements be read in conjunction with June 30, 2011 audited financial statements and notes thereto.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
 (Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In September 2011, the FASB issued ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's first quarter of Fiscal 2013. The Company does not expect this guidance will have a material impact on its financial statements.

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

SEPTEMBER 30, 2011
 (Stated in U.S. Dollars)

6.	DUE TO RELATED PARTIES

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

During the three months ended September 30, 2011, $880 due to a related party was assigned and transferred to Bobcat Development (a non-related party).

7.	LOAN PAYABLE

Loan payable consists of followings:

$46,918 (June 30, 2011 - $45,540) was payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amounts due to related parties on July 1, 2010.  Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand.  During the three months ended September 30, 2011, the Company incurred and accrued interest expense of $1,378 (three months ended September 30, 2010 - $1,208)

$22,848 (June 30, 2011 - $22,182) was payable to 0787129 B.C. Ltd. which $10,384 and $11,798 were the result of the assignment and transfer from loan payable to 0858604 B.C. Ltd. (a non related party) and Bobcat Development (a non-related party), respectively.  The loan amount is unsecured, interest-bearing at 12% per annual and due on demand.  During the three months ended September 30, 2011, the Company incurred and accrued interest expense of $666.

During the three months ended September 30, 2011, Bobcat Development (a non-related party) advanced the Company loan amount of $4,726.  The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  On September 30, 2011, $880 due to a related party was assigned and transferred to Bobcat Development assigned. As of September 30, 2011, the amount payable to Bobcat Development was $5,826 which included $220 interest expense incurred or accrued for the three months ended September 30, 2011.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the three months ended September 30, 2011, the Company incurred and accrued a total consulting fee of $7,500 in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the three months ended September 30, 2011, the Company incurred and accrued a total of $4,500, $1,500 and $1,500 for the administrative expense, office expense and rent expense, respectively.

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

As of September 30 2011, our total assets were $7 and our total liabilities were $155,545.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of November 2011.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.