Form 10-Q/A
period 2011-09-30
Golden Star Resource Corp.
filed 2011-11-16
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2011

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Golden Star Resource Corp. (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 10, 2011. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November 2011.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.