Form 10-Q
period 2011-12-31
Golden Star Resource Corp.
filed 2012-02-13
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2011.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of December 31, 2011 and June 30, 2011	3

	Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2011, 2010 and from April 21, 2006 to December 31, 2011	4

	Statements of Cash Flows for the three months ended December 31, 2011, 2010 and from April 21, 2006 to December 31, 2011	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to December 31, 2011	6

	Notes to Financial Statements	7 - 14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	16
PART II – OTHER INFORMATION
Item 1A	Risk Factors	16

Item 6	Exhibits	16

Signatures		17

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	December 31,	June 30,
	2011	2011

ASSETS

Current
Cash	$11	$51

	$11	$51

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$98,005	$62,801
Loan payable	80,912	67,722
Due to related parties	-	880
	178,917	131,403

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at December 31, 2011 and June 30, 2011	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(285,966)	(238,412)
	(178,906)	(131,352)

	$11	$51

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	DECEMBER 31	DECMEBER 31	DECEMBER 31	DECMEBER 31	DECEMBER 31
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	2,520	2,429	8,999	9,229	140,468
Administration	4,500	4,500	9,000	9,000	27,000
Consulting fees	8,486	7,500	15,986	15,000	61,845
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	-	300	-	4,058
Office and sundry	2,048	2,264	3,619	4,106	28,675
Interest expenses	2,360	1,320	4,624	2,528	9,841
Rent	1,500	1,500	3,000	3,000	9,000
Travel	1,893	-	1,893	-	1,893
Foreign exchange (gain) loss	61	(7)	133	1	(6,814)
	23,368	19,506	47,554	42,864	285,966

Net Loss and Comprehensive Loss	(23,368)	(19,506)	(47,554)	(42,864)	(285,966)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	DECEMBER 31	DECMEBER 31	DECEMBER 31
	2011	2010	2011

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(47,554)	$(42,864)	$(285,966)

Adjustment for items not involving cash:
Accrued interest expense	4,624	2,528	9,841

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,204	30,035	101,080
	(7,726)	(10,301)	(175,045)

Financing Activity
Loan payable	8,566	49,696	27,722
Due to related parties	(880)	(39,394)	40,274
Issue of share capital	-	-	107,060
	7,686	10,302	175,056

Net Increase (Decrease) In Cash	(40)	1	11

Cash, Beginning Of Period	51	7	-

Cash, End Of Period	$11	$8	$11

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2011
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)
Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)
Net loss for the year					(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	$(131,352)
Net loss for the period					(47,554)	(47,554)

Balance, December 31, 2011	7,070,000	$70	$106,990	$-	$(285,966)	$(178,906)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011
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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $178,906 (June 30, 2011 - $131,352), has incurred losses of $285,966 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011
 (Stated in U.S. Dollars)

Basis of Presentation

The unaudited financial statements as of December 31, 2011 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2011 and the results of its operation for the six months then ended. Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. It is suggested that these financial statements be read in conjunction with June 30, 2011 audited financial statements and notes thereto.

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

DECEMBER 31, 2011
 (Stated in U.S. Dollars)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)     Mineral Property Acquisition Payments

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

DECEMBER 31, 2011
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

DECEMBER 31, 2011
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

DECEMBER 31, 2011
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

DECEMBER 31, 2011
 (Stated in U.S. Dollars)

6.    DUE TO RELATED PARTIES

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the six months ended December 31, 2011, $880 due to a related party was assigned and transferred to Bobcat Development (a non-related party).

7.     LOAN PAYABLE

Loan payable consists of followings:

$48,337 (June 30, 2011 - $45,540) was payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amounts due to related parties on July 1, 2010. Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand. During the six months ended December 31, 2011, the Company incurred and accrued interest expense of $2,797 (six months ended December 31, 2010 - $2,527)

$23,518 (June 30, 2011 - $22,182) was payable to 0787129 B.C. Ltd. which $10,384 and $11,798 were the result of the assignment and transfer from loan payable to 0858604 B.C. Ltd. (a non related party) and Bobcat Development (a non-related party), respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the six months ended December 31, 2011, the Company incurred and accrued interest expense of $1,336.

During the six months ended December 31, 2011, Bobcat Development (a non-related party) advanced the Company loan amount of $8,566. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. On December 31, 2011, $880 due to a related party was assigned and transferred to Bobcat Development. As of December 31, 2011, the amount payable to Bobcat Development was $9,057 which included $491 interest expense incurred or accrued for the six months ended December 31, 2011.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011
 (Stated in U.S. Dollars)

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the six months ended December 31, 2011, the Company incurred and accrued a total consulting fee of $15,000 (six months ended December 31, 2010 - $15,000) in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the six months ended December 31, 2011, the Company incurred and accrued a total of $9,000, $3,000 and $3,000 (six months ended December 31, 2010 - $9,000, $3,000 and $3,000) for the administrative expense, office expense and rent expense, respectively.

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

As of December 31, 2011, our total assets were $11 and our total liabilities were $178,917.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day February, 2012.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.