Form 10-Q
period 2012-03-31
Golden Star Resource Corp.
filed 2012-05-15
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-52837

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	March 31,	June 30,
	2012	2011

ASSETS

Current
Cash	$1,863	$51
Prepaid expenses	1,500

	$3,363	$51

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$112,575	$62,801
Loan payable	95,467	67,722
Due to related parties	-	880
	208,042	131,403

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at March 31, 2012 and June 30, 2011	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(311,739)	(238,412)
	(204,679)	(131,352)

	$3,363	$51

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH 31	MARCH 31	MARCH 31
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	1,655	2,237	10,654	11,466	142,123
Administration	4,500	4,500	13,500	13,500	31,500
Consulting fees	8,300	7,500	24,286	22,500	70,145
Mineral claim payment	-	-	-	-	10,000
Transfer and filing fees	-	-	300	-	4,058
Office and sundry	4,082	1,819	7,701	5,925	32,757
Interest expenses	2,532	1,324	7,156	3,852	12,373
Rent	4,500	1,500	7,500	4,500	13,500
Travel	-	-	1,893	-	1,893
Foreign exchange (gain) loss	204	1	337	2	(6,610)
	25,773	18,881	73,327	61,745	311,739

Net Loss and Comprehensive Loss	(25,773)	(18,881)	(73,327)	(61,745)	(311,739)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	MARCH 31	MARCH 31	MARCH
	2012	2011	2012

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(73,327)	$(61,745)	$(311,739)

Adjustment for items not involving cash:
Accrued interest expense	7,156	3,852	12,373

Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable and accrued liabilities	49,774	46,748	115,650
	(17,897)	(11,145)	(185,216)

Financing Activity
Loan payable	19,709	10,466	38,865
Due to related parties	-	880	41,154
Issue of share capital	-	-	107,060
	19,709	11,346	187,079

Net Increase (Decrease) In Cash	1,812	201	1,863

Cash, Beginning Of Period	51	7	-

Cash, End Of Period	$1,863	$208	$1,863

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2012
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year					(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	$(30,038)
Net loss for the year					(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	$(43,099)
Net loss for the year					(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	$(131,352)
Net loss for the period					(73,327)	(73,327)

Balance, March 31, 2012	7,070,000	$70	$106,990	$-	$(311,739)	$(204,679)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $204,679 (June 30, 2011 - $131,352), has incurred losses of $311,739 since inception, and further significant losses are expected to be incurred in looking for other mineral properties for its planned business operation. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
 (Stated in U.S. Dollars)

1.        NATURE OF OPERATIONS (Continued)

Basis of Presentation

The unaudited financial statements as of March 31, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going concern basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2012 and the results of its operation for the nine months then ended. Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. It is suggested that these financial statements be read in conjunction with June 30, 2011 audited financial statements and notes thereto.

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

MARCH 31, 2012
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

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists as the Company currently has no property of its own.  Accordingly, no liability has been recorded.

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

MARCH 31, 2012
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

MARCH 31, 2012
 (Stated in U.S. Dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)      Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740 — Accounting for Uncertainty in Income Taxes, which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

j)      Basic and Diluted Net Loss Per Share

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740 — Accounting for Uncertainty in Income Taxes, which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

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

MARCH 31, 2012
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

MARCH 31, 2012
 (Stated in U.S. Dollars)

6.        DUE TO RELATED PARTIES

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the nine months ended March 31, 2012, $880 due to a related party was assigned and transferred to Bobcat Development (a non-related party).

7.       LOAN PAYABLE

Loan payable consists of followings:

$49,783 (June 30, 2011 - $45,540) was payable to ATP Corporate Services Corp. which $40,274 was the result of the assignment of amounts due to related parties on July 1, 2010. Commencing July 1, 2010, this loan payable bears interest at 12% per annual which is unsecured and due on demand. During the nine months ended March 31, 2012, the Company incurred and accrued interest expense of $4,243 (nine months ended March 31, 2011 - $3,852)

$24,202 (June 30, 2011 - $22,182) was payable to 0787129 B.C. Ltd. which $10,384 and $11,798 were the result of the assignment and transfer from loan payable to 0858604 B.C. Ltd. (a non related party) and Bobcat Development (a non-related party), respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the nine months ended March 31, 2012, the Company incurred and accrued interest expense of $2,020.

During the nine months ended March 31, 2012, Bobcat Development (a non-related party) advanced the Company loan amount of $19,923. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. On March 31, 2012, $880 due to a related party was assigned and transferred to Bobcat Development. As of March 31, 2012, the amount payable to Bobcat Development was $21,481 which included $678 interest expense incurred or accrued for the nine months ended March 31, 2012.

8.        CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the nine months ended March 31, 2012, the Company incurred and accrued a total consulting fee of $22,500 (nine months ended March 31, 2011 - $22,500) in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the nine months ended March 31, 2012, the Company incurred and accrued a total of $13,500, $4,500 and $4,500 (nine months ended March 31, 2011 - $13,500, $4,500 and $4,500) for the administrative expense, office expense and rent expense, respectively.

On February 3, 2012, the principal shareholder and a director of the Company entered into a Residential Lease or Month-To-Month Rental Agreement (“Lease Agreement”) on behalf of the Company for a term of 6 months with rent expense at $1,500 per month plus $1,500 security deposit.

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

As of March 31, 2012, our total assets were $3,363 and our total liabilities were $208,042.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day May, 2012.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.