Form 10-K
period 2012-06-30
Golden Star Resource Corp.
filed 2012-09-26
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012: $0.25.

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

On June 29, 2012 the company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada. The property consists of two Minerals Lode Claims totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). All of the land underlying the property is administered by the US Bureau of Land Management. There is no private land in the area. The core of the GSR property is a block of 2 unpatented mining claims, covering 40 acres.

Under the agreement, the Company shall pay the sum of all location, recording and maintenance fees to be submitted at a later date.

Claims

Claims Name	Record No.	Churchill County Document No.

GSR 1	NMC 1076314	428843

GSR 2	NMC 1076315	428844

As at June 30, 2012, the titles of above claims have not been transferred to the Company and the related purchase consideration has not been determined as well.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

ITEM 1.     BUSINESS - continued

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Marilyn Miller, one of our officers and directors, will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have engaged private companies to review and evaluate properties mineral claims located in USA and (Mexico)..

Our Office

Our business office is located at 3390 Toopal Drive, Oceanside, California 92058. This is our mailing address as well. Our telephone number is (210) 862-3071. We use this space on a rent free basis.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES

We do not own any property. On June 29, 2012 the company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada. The property consists of two Minerals Lode Claims totaling 40 acres in the Fairview mining district, Churchill County, Nevada.

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

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter 4-01-12 to 6-30-12	$0.25	$0.0
Third Quarter 1-01-12 to 3-31-12	$0.25	$0.0
Second Quarter 10-01-11 to 12-31-11	$0.25	$0.0
First Quarter 7-01-11 to 9-30-11	$0.25	$0.0

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS - continued

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter 4-01-11 to 6-30-11	$0.25	$0.0
Third Quarter 1-01-11 to 3-31-11	$0.25	$0.0
Second Quarter 10-01-10 to 12-31-10	$0.25	$0.0
First Quarter 7-01-10 to 9-30-10	$0.25	$0.0

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

$111,006 was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year ended June 30, 2012, the Company incurred and accrued interest expense of $10,093.

As of June 30, 2012, our total assets were $3,050 and our total liabilities were $241,506.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheets of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2012 and 2011 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception April 21, 2006 to June 30, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2012 and 2011 and the result of their operations and their cash flows for the years then ended and for the period cumulative from inception on April 21, 2006 to June 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	/s/ MNP LLP
September 25, 2012	Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2012	2011

ASSETS

Current
Cash	$1,550	$51
Prepaid expenses	1,500	-

	$3,050	$51

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$130,500	$62,801
Loan payable	111,006	67,722
Due to related parties	-	880
	241,506	131,403

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2012 and 2011	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(345,516)	(238,412)
	(238,456)	(131,352)

	$3,050	$51

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2012	2011	2012

Revenue	$-	$-	$-

Expenses
Professional fees	14,970	13,137	146,439
Administration	18,000	18,000	36,000
Consulting fees	30,000	30,000	75,859
Mineral claim payment	-	-	10,000
Transfer and filing fees	5,906	-	9,664
Office and sundry	8,308	15,875	33,364
Interest expenses	10,093	5,217	15,310
Rent	11,000	6,000	17,000
Foreign exchange loss	502	24	(6,445)
Travel	8,325	-	8,325
	107,104	88,253	345,516

Net Loss and Comprehensive Loss	$(107,104)	$(88,253)	$(345,516)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2012	2011	2012

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(107,104)	$(88,253)	$(345,516)
Accrued interest	10,093	5,217	15,310
Changes in operating assets and liabilities:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable and accrued liabilities	67,699	63,044	130,500
	(30,812)	(19,992)	(201,206)

Financing Activity
Loan payable	32,311	19,156	54,542
Due to related parties	-	880	41,154
Issue of share capital	-	-	107,060
	32,311	20,036	202,756

Net Increase In Cash	1,499	44	1,550

Cash, Beginning Of Year	51	7	-

Cash, End Of Year	$1,550	$51	$1,550

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO JUNE 30, 2012
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)

Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)

Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)

Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	$70	$106,990	$-	$(345,516)	$(238,456)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012
 (Stated in U.S. Dollars)

1.     NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.  During the fiscal year 2012, the Company entered into an agreement with Mayan Mineral Ltd. to acquire a resource property in Nevada (Note 4).  Currently, the Company is actively looking for other mineral properties for its planned business operation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $238,456 (2011 - $131,352), has incurred losses of $345,516 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2012
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at June 30, 2012 (2011: $Nil).

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

JUNE 30, 2012
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

JUNE 30, 2012
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

JUNE 30, 2012
 (Stated in U.S. Dollars)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)      Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the date of the transaction.  Monetary assets and liabilities in foreign currencies are translated into U.S. dollars at the rate prevailing at the balance sheet date.  Non-monetary items are translated at the historical rate unless such items are carried at market value, in which case they are translated using exchange rates that existed when the value were determined.  Any resulting exchange rate differences are recorded in the statement of operations.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on July 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued an update to ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The adoption of this ASU is not expected to have impact on the Company’s financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012
 (Stated in U.S. Dollars)

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company is assessing the impact of ASU 2011-11 on its disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4.     MINERAL CLAIM INTEREST

On June 29, 2012 the company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada. The property consists of two Minerals Lode Claims totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). All of the land underlying the property is administered by the US Bureau of Land Management. There is no private land in the area. The core of the GSR property is a block of 2 unpatented mining claims, covering 40 acres.

Under the agreement, the Company shall pay the sum of all location, recording and maintenance fees to be submitted at a later date.

As at June 30, 2012, the titles of above claims have not been transferred to the Company and the related purchase consideration has not been determined as well.

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

JUNE 30, 2012
 (Stated in U.S. Dollars)

6.     DUE TO RELATED PARTIES

Due to related parties represents the amount advanced by companies controlled by a former director and principal shareholder of the Company.  The amount is unsecured, non-interest bearing and due on demand.

During the year ended June 30, 2012, $880 due to a related party was assigned and transferred to Bobcat Development.

7.     LOAN PAYABLE

Loan payable consists of followings:

$111,006 (2011 - $22,182) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year ended June 30, 2012, the Company incurred and accrued interest expense of $10,093.

8.     INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2012	2011

Net loss for the year	$(107,104)	$(88,253)
Statutory tax rate	35%	35%

Computed expected (benefit) income taxes	(37,486)	(30,880)
Income tax benefit not recognized	37,486	30,880

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2012	2011

Operating losses carried forward	$120,000	$83,000
Valuation allowance	(120,000)	(83,000)

	$-	$-

c)
The Company has incurred operating losses of approximately $345,000 which, if unutilized, will expire through to 2032.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012
 (Stated in U.S. Dollars)

8.     INCOME TAXES (Continued)

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

	$107,000	2032
	88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
	10,000	2026

Total income tax operating loss carry forward	$345,000

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the fiscal year 2012, the Company incurred and accrued a total consulting fee of $30,000 (2011: $30,000) in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the year 2012, the Company incurred and accrued a total of $18,000, $6,000 and $3,500 (2011: $18,000, $6,000 and $6,000) for the administrative expense, office expense and rent expense, respectively.

PART III

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)
There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2012, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)
On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)
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

d)
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

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9A.   CONTROLS AND PROCEDURES - continued

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

 The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	64	President, Principal Executive Officer and a member
3390 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	47	Principal Accounting Officer, Principal Financial
3390 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

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

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

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

 Section 16(a) of the Securities Exchange Act of 1934

 As of the date of this report, we are subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2012. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2012. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2012	0	0	0	0	0	0	0	0
President & CEO	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Marilyn Miller	2012	0	0	0	0	0	0	0	0
CAO, CFO &	2011	0	0	0	0	0	0	0	0
Secretary/Treasurer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Egil Livgard	2012	0	0	0	0	0	0	0	0
(resigned 10/07)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Kathrine MacDonald	2012	0	0	0	0	0	0	0	0
(resigned 9/08)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

ITEM 11.     EXECUTIVE COMPENSATION - continued

We have not paid any salaries in 2012 and we do not anticipate paying any salaries at any time in 2013. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

 On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date.  As at June 30, 2012 no consulting was charges by related party.

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

2012	$7,500	MNP LLP
2011	$7,500	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2012	$5,100	MNP LLP
2011	$4,500	Chang Lee

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MNP LLP
2011	$0	Chang Lee

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MNP LLP
2011	$0	Chang Lee

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

PART IV

ITEM 15.     EXHIBITS

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2		3.1

3.2	Bylaws.	SB-2		3.2

4.1	Specimen Stock Certificate.	SB-2		4.1

14.1	Code of Ethics.	10-KSB	9/28/07	14.1

31.1	Certification of Principal Executive Officer pursuant to d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.2	Audit Committee Charter.	10-KSB	9/28/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/28/07	99.3

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of September 2012.

GOLDEN STAR RESOURCES CORPORATION
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2		3.1

3.2	Bylaws.	SB-2		3.2

4.1	Specimen Stock Certificate.	SB-2		4.1

14.1	Code of Ethics.	10-KSB	9/28/07	14.1

31.1	Certification of Principal Executive Officer pursuant to d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.2	Audit Committee Charter.	10-KSB	9/28/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/28/07	99.3