Form 10-Q
period 2012-09-30
Golden Star Resource Corp.
filed 2012-11-15
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2012.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of September 30, 2012 and June 30, 2012	3

	Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2012, September 30, 2011 and from April 21, 2006 to September 30, 2012	4

	Statements of Cash Flows for the three months ended September 30, 2012, September 30, 2011 and from April 21, 2006 to September 30, 2012	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2012	6

	Notes to Financial Statements	7 - 12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1A	Risk Factors	15

Item 6	Exhibits	15

Signatures		15

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2012	2012

ASSETS

Current
Cash	$-	$1,550
Prepaid expenses and deposit	1,500	1,500

	$1,500	$3,050

LIABILITIES

Current Liabilities

Bank indebtedness	$25	$-
Accounts payable and accrued liabilities	150,347	130,500
Loan payable	120,350	111,006
	270,722	241,506

STOCKHOLDERS’ ( DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at September 30, 2012 and June 30, 2012	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(376,282)	(345,516)
	(269,222)	(238,456)

	$1,500	$3,050

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2012	2011	2012

Revenue	$-	$-	$-

Expenses
Professional fees	9,364	6,479	155,803
Administration	4,500	4,500	40,500
Consulting fees	7,500	7,500	83,359
Mineral claim payment	-	-	10,000
Transfer and filing fees	2,356	300	12,020
Office and sundry	1,992	1,571	35,356
Interest expenses	3,361	2,264	18,671
Rent	1,500	1,500	18,500
Foreign exchange (gain) loss	193	72	(6,252)
Travel	-	-	8,325
	30,766	24,186	376,282

Net Loss and Comprehensive Loss	(30,766)	(24,186)	(376,282)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	APRIL 21
	ENDED	ENDED	2006 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2012	2011	2012

Cash Provided by (Used for):

Operating Activities
Net loss for the period	$(30,766)	$(24,186)	$(376,282)

Adjustment for items not involving cash:
Accrued interest expense	3,361	2,264	18,671

Changes in operating assets and liabilities:
Prepaid expenses	-	-	(1,500)
Accounts payable and accrued liabilities	19,847	17,152	150,347
	(7,558)	(4,770)	(208,764)

Financing Activity
Bank indebtedness	25	-	25
Loan payable	5,983	5,606	60,525
Due to related parties	-	(880)	41,154
Issue of share capital	-	-	107,060
	6,008	4,726	208,764

Net Increase In Cash	(1,550)	(44)	-

Cash, Beginning Of Period	1,550	51	-

Cash, End Of Period	$-	$7	$-

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO SEPTEMBER 30, 2012
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)
				-
Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
				-
March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-		(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-		(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-		(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the year	-	-	-		(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the period	-	-	-	-	(30,766)	(30,766)

Balance, September 30, 2012	7,070,000	$70	$106,990	$-	$(376,282)	$(269,222)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $269,222 (June 30, 2012 - $238,456), has incurred losses of $376,282 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited financial statements as of September 30, 2012 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations on a going basic concern-basis. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2012 and the results of its operation for the three months then ended.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  It is suggested that these financial statements be read in conjunction with June 30, 2012 audited financial statements and notes thereto.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at September 30, 2012 (June 30, 2012: $Nil).

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

SEPTEMBER 30, 2012
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

The Company’s financial instruments consist principally of cash, bank indebtedness, accounts payable and accrued liabilities and loan payable. Pursuant to ASC 820, the fair value of our cash and bank indebtedness are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

SEPTEMBER 30, 2012
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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 on July 1, 2012 and there was no impact on the financial statements uponthe adoption.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on July 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The Company adopted ASU 2011-05 on July 1, 2012 and is not expected to have a material impact on the Company’s financial position or results of operations.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASC 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 on January 1, 2013 to have a material impact on its financial position or results of operations.

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

As at September 30, 2012, the titles of above claims have not been transferred to the Company and the related purchase consideration has not been determined as well.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

6.	LOAN PAYABLE

Loan payable consists of followings:

$114,327 (June 30, 2012 – $111,006) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended September 30, 2012, the Company incurred and accrued interest expense of $3,321.

During the three months ended September 30, 2012, Bobcat Development (a non-related party) advanced the Company loan amount of $6,023. The loan amount is unsecured, interest-bears at 12% per annual and due on demand.

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the period ended September 30 2012, the Company incurred and accrued a total consulting fee of $7,500 (2011: $7,500) in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal.  Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the period ended September 30, 2012, the Company incurred and accrued a total of $4,500, and $1500 (2011: $4,500 and $1500) for the administrative expense and office expense.

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

$114,327 was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended September 30, 2012, the Company incurred and accrued interest expense of $ 3,321.

$6,023 was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.

As of September 30, 2012, our total assets were $1,500 and our total liabilities were $270,722.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day November, 2012.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.