Form 10-Q
period 2013-03-31
Golden Star Resource Corp.
filed 2013-05-14
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	March 31,	June 30,
	2013	2012
ASSETS

Current
Cash	$1,208	$1,550
Prepaid expenses	1,500	1,500
	2,708	3,050

TOTAL ASSETS	$2,708	$3,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$182,195	$130,500
Loan payable	140,971	111,006
	323,166	241,506

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at March 31, 2013 & June 30, 2012	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(427,518)	(345,516)
	(320,458)	(238,456)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$2,708	$3,050

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED,		INCEPTION
	MARCH 31,		MARCH 31,		APRIL 21, 2006 TO
	2013	2012	2013	2012	MARCH 31, 2013

Expenses

Professional fees	$9,502	$1,655	$21,464	$10,654	$167,903
Administration	4,500	4,500	13,500	13,500	49,500
Consulting fees	7,500	8,300	22,500	24,286	98,359
Mineral claim maintenance fees	27	-	3,177	-	13,177
Transfer and filing fees	1,005	-	3,361	300	13,025
Office and sundry	1,943	4,082	5,440	7,701	38,805
Interest expenses	3,824	2,532	10,866	7,156	26,176
Rent	-	4,500	1,500	7,500	18,500
Travel	-	-	-	1,893	8,325
Foreign exchange (gain) loss	-	204	194	337	(6,252)
	28,301	25,773	82,002	73,327	427,518

Basic and fully diluted loss per share	$0.004	$0.004	$0.012	$0.010

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	NINE MONTHS ENDED		INCEPTION
	MARCH 31,		APRIL 21, 2006 TO
	2013	2012	MARCH 31, 2013

Cash flow from operating activities:

Net loss for the period	$(82,002)	$(73,327)	$(427,518)

Items not affecting cash:
Accrued interest expense	-	7,156	26,176

Changes in non-cash working capital:
Prepaid expenses	-	(1,500)	(1,500)
Accounts payables and accrued liabilities	51,695	49,774	182,195
Net Cash Used in Operating Activities	(30,307)	(17,897)	(220,647)

Cash flow from financing activities
Loan payable	29,965	19,709	114,795
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	29,965	19,709	221,855

Cash increase (decrease) in the period	(342)	1,812	1,208

Cash, beginning of period	1,550	51	-

Cash, end of period	$1,208	$1,863	$1,208

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2013
 (Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES		PAR VALUE		ADDITIONAL PAID-IN CAPITAL		ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-		$-		$-		$-	$-	-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000		60		-		-	-	60
Net loss for the year	-		-		-		-	(10,440)	(10,440)
									-
Balance, June 30, 2006	6,000,000		60		-		-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000		10		106,990		-	-	107,000
Net loss for the year	-		-		-		-	(36,562)	(36,562)
Unrealized foreign exchange gain	-		-		-		6,309	-	6,309
									-
Balance June 30, 2007	7,070,000		70		106,990		6,309	(47,002)	66,367
Net loss for the year	-		-		-		-	(67,681)	(67,681)
Realized foreign exchange gain	-		-		-		(6,309)		(6,309)
									-
Balance, June 30, 2008	7,070,000	-	70	-	106,990	-	-	(114,683)	(7,623)
Net loss for the year	-		-		-		-	(22,415)	(22,415)
									-
Balance, June 30, 2009	7,070,000		70		106,990		-	(137,098)	(30,038)
Net loss for the year	-		-		-		-	(13,061)	(13,061)
									-
Balance, June 30, 2010	7,070,000		70		106,990		-	(150,159)	(43,099)
Net loss for the year	-		-		-		-	(88,253)	(88,253)
									-
Balance, June 30, 2011	7,070,000		70		106,990		-	(238,412)	(131,352)
Net loss for the year	-		-		-		-	(107,104)	(107,104)
									-
Balance, June 30, 2012	7,070,000		70		106,990		-	(345,516)	(238,456)
Net loss for the period	-		-		-		-	(82,002)	(82,002)
									-
Balance, March 31, 2013	7,070,000		70		106,990		-	(427,518)	(320,458)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $320,458 (June 30, 2012 - $238,456), has incurred losses of $427,518 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
 (Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Basis of Presentation

The unaudited financial statements as of March 31, 2013 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2013 and the results of its operation for the nine months then ended.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.  It is suggested that these financial statements be read in conjunction with June 30, 2012 audited financial statements and notes thereto.

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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash equivalents as at March 31, 2013 (June 30, 2012: $Nil).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
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

MARCH 31, 2013
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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and loan payable. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

MARCH 31, 2013
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

3.       RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
 (Stated in U.S. Dollars)

3.       RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2011, the FASB issued an update to ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The Company adopted ASC Topic 350 on January 1, 2013 and there was no material impact on the Company’s financial position or results of operations upon the adoption.

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11 “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company adopted ASU 2011-11 on January 1, 2013 and there was no material impact on the Company’s financial position or results of operations upon the adoption.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASC 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The Company adopted ASU 2012-02 on January 1, 2013 and there was no material impact on the Company’s financial position or results of operations upon the adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
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

The Company paid $3,177 for recording and maintenance fee during the nine months ended March 31, 2013.

As at March 31, 2013, the titles of above claims have not been transferred to the Company and the related purchase consideration has not been determined as well.

5.     CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)       The Company has no stock option plan, warrants or other dilutive securities.

6.     LOAN PAYABLE

Loan payable consists of the following:

$130,451 (June 30, 2012: $111,006) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended March 31, 2013, the Company incurred and accrued interest expense of $10,560 (nine months ended March 31, 2012: $7,156).

$10,520 (June 30, 2012: $Nil) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended March 31, 2013, the Company incurred and accrued interest expenses of $306 (nine months ended March 31, 2012: $nil).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013
 (Stated in U.S. Dollars)

7.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the period ended March 31, 2013, the Company incurred and accrued a total consulting fee of $22,500 (nine months ended March 31, 2012: $22,500) in connection with the consulting agreement.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the period ended March 31, 2013, the Company incurred and accrued a total of $13,500 and $4,500 (nine months ended March 31, 2012: $13,500 and $4,500) for the administrative expense and office expense.

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

Our exploration target is to find a mineralized material, specifically, an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant that the property contains reserves. We have not yet selected a consultant. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or if it is not economically feasible to remove it, we will cease operations and you will lose your investment.

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

Research & Development

As an exploration stage company in the mining industry we are not involved in any research and development.

Effects of Compliance with Environmental Laws

As a company in the mining industry we are subject to numerous environmental laws and regulations.  We strive to comply with all applicable environmental, health and safety laws and regulations are currently taking the steps indicated above.  We believe that our operations are in compliance with all applicable laws and regulations on environmental matters.  These laws and regulations, on federal, state and local levels, are evolving and frequently modified and we cannot predict accurately the effect, if any, they will have on its business in the future.  In many instances, the regulations have not been finalized, or are frequently being modified. Even where regulations have been adopted, they are subject to varying and contradicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditure and we cannot accurately predict what capital expenditures, if any, may be required.

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

$130,451 (June 30, 2012: $111,006) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended March 31, 2013, the Company incurred and accrued interest expense of $10,560 (nine months ended March 31, 2012: $7,156).

$10,520 (June 30, 2012: $Nil) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended March 31, 2013, the Company incurred and accrued interest expenses of $306 (nine months ended March 31, 2012: $nil).

As of March 31, 2013, our total assets were $2,708 and our total liabilities were $323,166.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Where you can find more information

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2013.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.