Form 10-K
period 2013-06-30
Golden Star Resource Corp.
filed 2013-09-30
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

#300 – 500 North Rainbow Blvd
Las Vegas, Nevada
89107

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $0.25.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages.  We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (210) 862-3071. Ms. Miller, our secretary/treasurer, provides our office space on a rent-free basis.

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

On June 29, 2012 the company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada at nil consideration. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). All of the land underlying the property is administered by the US Bureau of Land Management. There is no private land in the area. The core of the GSR property is a block of 2 unpatented mining claims, covering 40 acres.

Under the agreement, the Company shall pay the sum of all location, recording and maintenance fees to be submitted at a later date.

Claims

Claims Name	Record No.	Churchill County Document No.

GSR 1	NMC 1076314	428843

GSR 2	NMC 1076315	428844

As at June 30, 2013, the titles of above claims have not been transferred to the Company.

Subsequent to year end

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchilll Country, Nevada. As a result, the Company has obtained title to the GSR claims in August 2013.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

ITEM 1.     BUSINESS - continued

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Marilyn Miller, one of our officers and directors, will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have engaged private companies to review and evaluate properties mineral claims located in USA and (Mexico).

Our Office

Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (210) 862-3071. We use this space on a rent free basis.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES

We do not own any property. On June 29, 2012 the company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The Company has obtained title to the GSR claims in August 2013.

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

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter 4-01-13 to 6-30-13	$0.25	$0.0
Third Quarter 1-01-13 to 3-31-13	$0.25	$0.0
Second Quarter 10-01-12 to 12-31-12	$0.25	$0.0
First Quarter 7-01-12 to 9-30-12	$0.25	$0.0

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS - continued

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter 4-01-12 to 6-30-12	$0.25	$0.0
Third Quarter 1-01-12 to 3-31-12	$0.25	$0.0
Second Quarter 10-01-11 to 12-31-11	$0.25	$0.0
First Quarter 7-01-11 to 9-30-11	$0.25	$0.0

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

Loan payable consists of followings:

$125,486 (2012: $111,006) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. and Bobcat Development, respectively.

$19,489 (2012: $Nil) was payable to Bobcat Development (a non-related party).

$2,600 (2012: $Nil) was payable to Dimac Capital (a related party).

The loan amounts are unsecured, interest-bearing at 12% per annual and due on demand. During the year ended June 30, 2013, the Company incurred and accrued interest expense of $15,178 on the above loans.

As of June 30, 2013, our total assets were $28 (2012: $3,050) and our total liabilities were $364,416 (2012: $241,506).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

 (Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheets of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2013 and 2012 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception April 21, 2006 to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2013 and 2012 and the result of their operations and their cash flows for the years then ended and for the period cumulative from inception on April 21, 2006 to June 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ MNP LLP
Vancouver, Canada	Chartered Accountants
September 27, 2013

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2013	2012

ASSETS

Current
Cash	$28	$1,550
Prepaid expenses	-	1,500

	$28	$3,050

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$161,883	$130,500
Loan payable	147,574	111,006
Due to a related party	54,959	-
	364,416	241,506

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2013 and 2012	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(471,448)	(345,516)
	(364,388)	(238,456)

	$28	$3,050

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2013	2012	2013

Revenue	$-	$-	$-

Expenses
Professional fees	16,831	14,970	163,270
Administration	13,500	18,000	49,500
Consulting fees	22,500	30,000	98,359
Mineral claim payment	3,177	-	13,177
Transfer and filing fees	7,406	5,906	17,070
Office and sundry	7,640	8,308	41,004
Interest expenses	15,178	10,093	30,488
Rent	1,500	11,000	18,500
Foreign exchange loss	239	502	(6,206)
Travel	37,961	8,325	46,286
	125,932	107,104	471,448

Net Loss and Comprehensive Loss	$(125,932)	$(107,104)	$(471,448)

Basic And Diluted Loss Per Common Share	$(0.02)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2013	2012	2013

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(125,932)	$(107,104)	$(471,448)
Accrued interest	15,178	10,093	30,488
Changes in operating assets and liabilities:
Prepaid expenses	1,500	(1,500)	-
Accounts payable and accrued liabilities	31,383	67,699	161,883
Due to a related party	54,959	-	54,959
	(22,912)	(30,812)	(224,118)

Financing Activity
Loan payable	21,390	32,311	75,932
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
	21,390	32,311	224,146

Net Increase (Decrease) In Cash	(1,522)	1,499	28

Cash, Beginning Of Year	1,550	51	-

Cash, End Of Year	$28	$1,550	$28

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO JUNE 30, 2013
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)

Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)

Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)

Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)

Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)

Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	$70	$106,990	$-	$(471,448)	$(364,388)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $364,388 (2012 - $238,456), has incurred losses of $471,448 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2013
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at June 30, 2013 (2012: $Nil).

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

JUNE 30, 2013
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

JUNE 30, 2013
 (Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)      Financial Instruments, continued

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, loan payable and due to a related party. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

JUNE 30, 2013
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

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning July 1, 2013 with early adoption permitted. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

In November 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The update is effective for the Company’s fiscal year beginning July 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

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

JUNE 30, 2013
 (Stated in U.S. Dollars)

4.	MINERAL CLAIM INTEREST

On June 29, 2012 the Company entered into an agreement with Mayan Minerals Ltd. to acquire a resource property in Nevada at nil consideration. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). All of the land underlying the property is administered by the US Bureau of Land Management. There is no private land in the area. The core of the GSR property is a block of 2 unpatented mining claims, covering 40 acres.

The Company paid $3,177 for recording and maintenance fee during the year ended June 30, 2013 (2012: $nil).

As at June 30, 2013, the titles of above claims have not been transferred to the Company. Also see note 10.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

6.	DUE TO A RELATED PARTY

As of June 30, 2013, due to a related party balance of $54,959 (2012: $nil) represents the amount owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

During the year ended June 30, 2013, $Nil (2012: $880) due to a related party was assigned and transferred to Bobcat Development (a non-related party).

Also see Note 7.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013
 (Stated in U.S. Dollars)

7.	LOAN PAYABLE

Loan payable consists of followings:

$125,486 (2012: $111,006) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expense of $11,160 (2012: $10,093).

$19,489(2012: $Nil) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $865 (2012: $nil).

$2,600 (2012: $Nil) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $99 (2012: $nil).

8.	INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2013	2012

Net loss for the year	$(125,932)	$(107,104)
Statutory tax rate	35%	35%

Computed expected (benefit) income taxes	(44,076)	(37,486)
Income tax benefit not recognized	44,076	37,486

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2013	2012

Operating losses carried forward	$165,000	$120,000
Valuation allowance	(165,000)	(120,000)

	$-	$-

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013
 (Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

c)
The Company has incurred operating losses of approximately $471,000 which, if unutilized, will expire through to 2033.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

	$126,000	2033
	107,000	2032
	88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
	10,000	2026

Total income tax operating loss carry forward	$471,000

9.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the fiscal year 2013, the Company incurred and accrued a total consulting fee of $22,500 (2012: $30,000) in connection with the consulting agreement. The agreement was terminated on March 31, 2013.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate is also entitled for reimbursement of office and rent expenses incurred. During the year 2013, the Company incurred and accrued a total of $13,500, and $4,500 (2012: $24,000 in total) for the administrative expense and telephone expense, respectively. The agreement was terminated on March 31, 2013.

10.	SUBSEQUENT EVENTS

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchilll Country, Nevada. As a result, the Company has obtained title to the GSR claims in August 2013.

PART III

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)
There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2013, included in this report have been audited by MNP LLP, as set forth in this annual report.

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

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2013, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2013 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers from inception on May 26, 2005 through June 30, 2013. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2013	0	0	0	0	0	0	0	0
President & CEO	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Marilyn Miller	2013	0	0	0	0	0	0	0	0
CAO, CFO &	2012	0	0	0	0	0	0	0	0
Secretary/Treasurer	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Egil Livgard	2013	0	0	0	0	0	0	0	0
(resigned 10/07)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Kathrine MacDonald	2013	0	0	0	0	0	0	0	0
(resigned 9/08)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

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

ITEM 11.     EXECUTIVE COMPENSATION - continued

We have not paid any salaries in 2013 and we do not anticipate paying any salaries at any time in 2014. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date.  As at June 30, 2013 no consulting was charges by related party.

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

During the fiscal year 2012, $880 (2011 - $nil) due to a related party was assigned and transferred to Bobcat Development (a non-related party).

During the fiscal year 2013, Dimac Capital Corp. paid amount of $54,959 (2012 - $nil) office, transfer agent and travel expenses on behalf of the Company. As of June 30, 2013, the balance owing to Dimac Capital Corp. of $54,959 is unsecured, non-interest bearing and due on demand.

During the fiscal year 2013, Dimac Capital Corp. advanced $2,500 to cover our operating expenses. The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $99 (2012: $nil).

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

2013	$8,250	MNP LLP
2012	$7,500	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$6,193	MNP LLP
2012	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MNP LLP
2012	$0	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MNP LLP
2012	$0	MNP LLP

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

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 27th day of September 2013.

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