Form 10-Q
period 2013-09-30
Golden Star Resource Corp.
filed 2013-11-12
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2013.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of September 30, 2013 and June 30, 2013	3

	Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2013, September 30, 2012 and from April 21, 2006 to September 30, 2013	4

	Statements of Cash Flows for the three months ended September 30, 2013, September 30, 2012 and from April 21, 2006 to September 30, 2013	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2013	6

	Notes to Financial Statements	7 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16
PART II – OTHER INFORMATION
Item 1A	Risk Factors	17

Item 6	Exhibits	17

Signatures		17

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2013	2013
ASSETS

Current
Cash	$-	$28

TOTAL ASSETS	$-	$28

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,610	$161,883
Loan payable (Note 7)	152,001	147,574
Due to related parties (Note 6)	54,959	54,959
	382,570	364,416

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at September 30, 2013 and June 30, 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(489,630)	(471,448)
	(382,570)	(364,388)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$-	$28

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		APRIL 21, 2006 TO
	2013	2012	SEPTEMBER 30, 2013

Expenses

Professional fees	$12,109	$9,364	$175,379
Administration	-	4,500	49,500
Consulting fees	-	7,500	98,359
Mineral claim maintenance fees	-	-	13,177
Transfer and filing fees	1,610	2,356	18,680
Office and sundry	36	1,992	41,040
Interest expenses	4,427	3,361	34,915
Rent	-	1,500	18,500
Travel	-	-	46,286
Foreign exchange (gain) loss	-	193	(6,206)
	18,182	30,766	489,630

Net Loss and Comprehesive Loss	(18,182)	(30,766)	$(489,630)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)		(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the period	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the period	-	-	-	-	(18,182)	(18,182)

Balance, September 30, 2013	7,070,000	$70	$106,990	$-	$(489,630)	$(382,570)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2013
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		APRIL 21, 2006 TO
	2013	2012	SEPTEMBER 30, 2013

Cash flow from operating activities:

Net loss for the period	$(18,182)	$(30,766)	$(489,630)

Items not affecting cash:
Accrued interest expense	4,427	3,361	34,915

Changes in non-cash working capital:
Due to a related party	-	-	54,959
Accounts payables and accrued liabilities	13,727	19,847	175,610
Net Cash Used in Operating Activities	(28)	(7,558)	(224,146)

Cash flow from financing activities
Loan payable	-	5,983	75,932
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	-	5,983	224,146

Cash increase (decrease) in the period	(28)	(1,575)	-

Cash, beginning of period	28	1,550	-

Cash (Bank indebtedness), end of period	$-	$(25)	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $382,570 (June 30, 2013 - $364,388), has incurred losses of $489,630 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
 (Stated in U.S. Dollars)

1.
NATURE OF OPERATIONS (Continued)

Basis of Presentation

The unaudited financial statements as of September 30, 2013 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2013 and the results of its operation for the three months then ended.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  It is suggested that these financial statements be read in conjunction with June 30, 2013 audited financial statements and notes thereto.

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

b)
Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash as at September 30, 2013 (June 30, 2013: $28).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
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

SEPTEMBER 30, 2013
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

SEPTEMBER 30, 2013
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

3.
RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Adopted During the Period

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning July 1, 2013 with early adoption permitted. The Company adopted ASU 2013-02 on July 1, 2013 and there was no material impact on the Company’s financial position or results of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
 (Stated in U.S. Dollars)

3.
RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS (Continued)

New Accounting Pronouncements Not Yet Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently reviewing the provisions of ASU No. 20-13-05 on our consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. We are currently assessing the impact of the adoption of this update on our consolidated financial statements.

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

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company.  Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill County, Nevada.  As a result, the Company has obtained title to the GSR claims in August 2013.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013
 (Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

6.
DUE TO A RELATED PARTY

As of September 30, 2013, due to a related party balance of $54,959 (June 30, 2012: $54,959) represents the amount  owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

7.
LOAN PAYABLE

Loan payable consists of the following:

$129,250 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expense of $3,764 (three months ended September 30, 2012: $3,321).

$20,074 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expenses of $585 (three months ended September 30, 2012: $nil).

$2,677 (June 30, 2013: $2,600) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expenses of $78 (three months ended September 30, 2012: $nil).

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

$129,250 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expense of $3,764 (three months ended September 30, 2012: $3,321).

$20,074 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expenses of $585 (three months ended September 30, 2012: $nil).

$2,677 (June 30, 2013: $2,600) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended September 30, 2013, the Company incurred and accrued interest expenses of $78 (three months ended September 30, 2012: $nil)

Off Balance Sheet Arrangements

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2013.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.