Form 10-Q
period 2013-12-31
Golden Star Resource Corp.
filed 2014-02-10
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2013.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of December 31, 2013 and June 30, 2013	3

	Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2013, December 31, 2012 and from April 21, 2006 to December 31, 2013	4

	Statements of Cash Flows for the six months ended December 31, 2013, December 31, 2012 and from April 21, 2006 to December 31, 2013	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to December 31, 2013	6

	Notes to Financial Statements	7 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16
PART II – OTHER INFORMATION
Item 1A	Risk Factors	17

Item 6	Exhibits	17

Signatures		17

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

	December 31,	June 30,
	2013	2013
ASSETS

Current
Cash	$26	$28

TOTAL ASSETS	$26	$28

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$174,696	$161,883
Loan payable (Note 7)	159,158	147,574
Due to related parties (Note 6)	54,959	54,959
	388,813	364,416

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at December 31, 2013 & 2012	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(495,847)	(471,448)
	(388,787)	(364,388)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$26	$28

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO DECEMBER 31, 2013

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2013	2012	2013	2012

Expenses

Professional fees	$1,312	$798	$13,421	$11,962	$176,691
Administration	-	4,500	-	9,000	49,500
Consulting fees	-	7,500	-	15,000	98,359
Mineral claim maintenance fees	-	3,150	-	3,150	13,177
Transfer and filing fees	288	-	1,898	2,356	18,968
Office and sundry	-	1,506	36	3,498	41,040
Interest expenses	4,617	3,681	9,044	7,042	39,532
Rent	-	-	-	1,500	18,500
Travel	-	-	-	-	46,286
Foreign exchange (gain) loss	-	-	-	193	(6,206)
	6,217	21,135	24,399	53,701	495,847

Net Loss and Comprehesive Loss	(6,217)	(21,135)	(24,399)	(53,701)	$(495,847)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common	7,070,000	7,070,000	7,070,000	7,070,000
shares outstanding

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO DECEMBER 31, 2013

	SIX MONTHS ENDED
	DECEMBER 31,
	2013	2012

Cash flow from operating activities:

Net loss for the period	$(24,399)	$(53,701)	$(495,847)

Items not affecting cash:
Accrued interest expense	9,044	7,042	39,532

Changes in non-cash working capital:
Due to a related party	-	-	54,959
Accounts payables and accrued liabilities	12,813	35,147	174,695
Net Cash Used in Operating Activities	(2,542)	(11,512)	(226,661)

Cash flow from financing activities
Loan payable	2,540	9,962	78,472
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	2,540	9,962	226,686

Cash increase (decrease) in the period	(2)	(1,550)	26

Cash, beginning of period	28	1,550	-

Cash, (Bank indebtedness) end of period	$26	$-	$26

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, APRIL 21, 2006, TO DECEMBER 31, 2013
 (Stated in U.S. Dollars)
(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)		(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the period	-	-	-	-	(24,399)	(24,399)
Balance, December 31, 2013	7,070,000	$70	$106,990	$-	$(495,847)	(388,787)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
 (Stated in U.S. Dollars)
(Unaudited)

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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $388,787 (June 30, 2013 - $364,388), has incurred losses of $495,847 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

1.	NATURE OF OPERATIONS (Continued)

Basis of Presentation

The unaudited financial statements as of December 31, 2013 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at December 31, 2013 and the results of its operation for the six months then ended.  Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  It is suggested that these financial statements be read in conjunction with June 30, 2013 audited financial statements and notes thereto.

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

b)      Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash equivalents as at December 31, 2013 (June 30, 2013: $Nil).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

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

In February 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements:(i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The update is effective for the Company’s fiscal year beginning July 1, 2013 with early adoption permitted. The Company adopted ASU 2013-02 on July 1, 2013 and there were no material impact on the Company’s financial position or results of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

On August 15, 2013, the Company entered into a Qutclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company.  Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill County, Nevada.  As a result, the Company has obtained title to the GSR claims in August 2013.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Stated in U.S. Dollars)
(Unaudited)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has no stock option plan, warrants or other dilutive securities.

6.	DUE TO A RELATED PARTY

As of December 31, 2013, due to a related party balance of $54,959 (June 30, 2013: $54,959) represents the amount  owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$133,128 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expense of $7,642 (six months ended December 31, 2012: $6,779).

$22,061 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expenses of $1,207 (six months ended December 31, 2012: $263).

$3,969 (June 30, 2013: $2,600) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expenses of $195 (six months ended December 31, 2012: $nil).

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

$133,128 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expense of $7,642 (six months ended December 31, 2012: $6,779).

$22,061 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expenses of $1,207 (six months ended December 31, 2012: $263).

$3,969 (June 30, 2013: $2,600) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended December 31, 2013, the Company incurred and accrued interest expenses of $195 (six months ended December 31, 2012: $nil).

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of February, 2014.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.