Form 10-Q
period 2014-03-31
Golden Star Resource Corp.
filed 2014-05-13
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

	March 31,	June 30,
	2014	2013
ASSETS

Current
Cash	$40	$28

TOTAL ASSETS	$40	$28

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$178,577	$161,883
Loan payable (Note 7)	164,519	147,574
Due to related parties (Note 6)	54,960	54,959
	398,056	364,416

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at March 31, 2014 and June 30, 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(505,076)	(471,448)
	(398,016)	(364,388)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$40	$28

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO MARCH 31, 2014

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2014	2013	2014	2013

Expenses

Professional fees	$2,825	$9,502	$16,246	$21,464	$179,516
Administration	-	4,500	-	13,500	49,500
Consulting fees	-	7,500	-	22,500	98,359
Mineral claim maintenance fees	-	27	-	3,177	13,177
Transfer and filing fees	1,482	1,005	3,380	3,361	20,450
Office and sundry	102	1,943	138	5,440	41,142
Interest expenses	4,820	3,824	13,864	10,866	44,352
Rent	-	-	-	1,500	18,500
Travel	-	-	-	-	46,286
Foreign exchange (gain) loss	-	-	-	194	(6,206)
	9,229	28,301	33,628	82,002	505,076

Net Loss and Comprehesive Loss	$(9,229)	$(28,301)	$(33,628)	$(82,002)	$(505,076)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

			CUMULATIVE PERIOD FROMINCEPTION APRIL 21, 2006 TO MARCH 31, 2014

	NINE MONTHS ENDED
	MARCH 31,
	2014	2013

Cash flow from operating activities:

Net loss for the period	$(33,628)	$(82,002)	$(505,076)

Items not affecting cash:
Accrued interest expense	13,864	-	44,352

Changes in non-cash working capital:
Due to a related party	-	-	54,959
Accounts payables and accrued liabilities	16,694	51,695	178,577
Net Cash Used in Operating Activities	(3,070)	(30,307)	(227,188)

Cash flow from financing activities
Loan payable	3,081	29,965	79,013
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	3,081	29,965	227,227

Cash increase (decrease) in the period	12	(342)	40

Cash, beginning of period	28	1,550	-

Cash, end of period	$40	$1,208	$40

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)		(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the period	-	-	-	-	(33,628)	(33,628)
Balance, March 31, 2014	7,070,000	$70	$106,990	$-	$(505,076)	$(398,016)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
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

Going Concern

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $398,016 (June 30, 2013 - $364,388), has incurred losses of $505,076 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These interim financial statements do not include any adjustments that might result from this uncertainty.

Basis of Presentation

The unaudited interim financial statements as of March 31, 2014 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

1.	NATURE OF OPERATIONS (Continued)

Basis of Presentation (Continued)

In the opinion of the Company’s management these interim financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2014 and the results of its operation for the nine months then ended.  Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.  It is suggested that these interim financial statements be read in conjunction with June 30, 2013 audited financial statements and notes thereto.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements of the Company have been prepared in accordance with US GAAP.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates. The interim financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash equivalents as at March 31, 2014 (June 30, 2013: $Nil).

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

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

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Financial Instruments (Continued)

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

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. The Company adopted ASU No. 20-13-05 on January 1, 2014 and there were no material impact on the Company’s financial position or results of operations.

In July 2013, the Financial Accounting Standards Board (“FSAB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company adopted ASU No. 2013-11 on January 1, 2014 and there were no material impact on the Company’s financial position or results of operations.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

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

As of March 31, 2014, due to a related party balance of $54,959 (June 30, 2013: $54,959) represents the amount  owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company.  The amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$137,123 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the nine months ended March 31, 2014, the Company incurred and accrued interest expense of $11,668 (nine months ended March 31, 2013: $10,560).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2014
 (Stated in U.S. Dollars)
(Unaudited)

7.	LOAN PAYABLE (Continued)

$23,308 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine months ended March 31, 2014, the Company incurred and accrued interest expenses of $1,900 (nine months ended March 31, 2013: $306).

$4,088 (June 30, 2013: $2,600) was payable to Dimac Capital (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine months ended March 31, 2014, the Company incurred and accrued interest expenses of $296 (nine months ended March 31, 2013: $nil).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

$137,123 (June 30, 2013: $125,486) was payable to 0787129 B.C. Ltd. of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period ended March 31, 2014, the Company incurred and accrued interest expense of $11,637 (nine months ended March 31, 2013: $10,560).

$23,308 (June 30, 2013: $19,489) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended March 31, 2014, the Company incurred and accrued interest expenses of $1,895 (nine months ended March 31, 2013: $306).

$4,088 (June 30, 2013: $2,600) was payable to Dimac Capital (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period ended March 31, 2014, the Company incurred and accrued interest expenses of $296 (nine months ended March 31, 2013: $nil).

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2014.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.