Form 10-K
period 2014-06-30
Golden Star Resource Corp.
filed 2014-09-26
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

#300 – 500 North Rainbow Blvd
Las Vegas, Nevada
89107

(Address of principal executive offices, including zip code.)

(760) 610-4504

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014: $0.25.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages.  We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (760) 610-4504. Ms. Miller, our secretary/treasurer, provides our office space on a rent-free basis.

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

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill Country, Nevada. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak).The Company has obtained title to the GSR claims in August 2013.

The Company did not incur further expenditures on the properties during the year ended June 30, 2014 (2013: $3,177) due to a lack of cash.

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

Our Office

Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (760) 610-4504. We use this space on a rent free basis.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill Country, Nevada. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). The Company has obtained title to the GSR claims in August 2013.

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

Fiscal Year
2014	High Bid	Low Bid
Fourth Quarter 4-01-14 to 6-30-14	$0.25	$0.0
Third Quarter 1-01-14 to 3-31-14	$0.25	$0.0
Second Quarter 10-01-13 to 12-31-13	$0.25	$0.0
First Quarter 7-01-13 to 9-30-13	$0.25	$0.0

Fiscal Year
2013	High Bid	Low Bid
Fourth Quarter 4-01-13 to 6-30-13	$0.25	$0.0
Third Quarter 1-01-13 to 3-31-13	$0.25	$0.0
Second Quarter 10-01-12 to 12-31-12	$0.25	$0.0
First Quarter 7-01-12 to 9-30-12	$0.25	$0.0

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have proceeds of $107,000. We have used proceeds (net of $175,864 accounts payable and accrued liabilities, $170,758 loan payable and $71,379 due to related parties) for the following: $178,845 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $23,545 for transfer and filing fees, $49,342 for office and sundry, $45,615 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $6,206 foreign exchange gain.

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

$137,595 (2013: $125,486) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expense of $12,109 (2013: $11,160).

$30,264 (2013: $19,489) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $2,627 (2013: $865).

$2,899 (2013: $2,600) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $300 (2013: $99).

The loan amounts are unsecured, interest-bearing at 12% per annual and due on demand. During the year ended June 30, 2014, the Company incurred and accrued interest expense of $15,127 on the above loans.

As of June 30, 2014, our total assets were $3 (2013: $28) and our total liabilities were $418,001 (2013: $364,416).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.
(An exploration stage company)

We have audited the balance sheets of Golden Star Resource Corp. (“the Company”) (an exploration stage company) as at June 30, 2014 and 2013 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception April 21, 2006 to June 30, 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2014 and 2013 and the result of their operations and their cash flows for the years then ended and for the period cumulative from inception on April 21, 2006 to June 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	/s/ MNP LLP
September 25, 2014	Chartered Accountants

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	JUNE 30
	2014	2013

ASSETS

Current
Cash	$3	$28

	$3	$28

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	$175,864	$161,883
Loan payable	170,758	147,574
Due to related parties	71,379	54,959
	418,001	364,416

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share, none issued
Issued:
7,070,000 common shares at June 30, 2014 and 2013	70	70

Additional paid in capital	106,990	106,990

Deficit Accumulated During the Exploration Stage	(525,058)	(471,448)
	(417,998)	(364,388)

	$3	$28

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2014	2013	2014

Revenue	$-	$-	$-

Expenses
Professional fees	15,575	16,831	178,845
Administration	-	13,500	49,500
Consulting fees	-	22,500	98,359
Mineral claim payment	-	3,177	13,177
Transfer and filing fees	6,475	7,406	23,545
Office and sundry	8,338	7,640	49,342
Interest expenses	15,127	15,178	45,615
Rent	-	1,500	18,500
Foreign exchange loss	-	239	(6,206)
Travel	8,095	37,961	54,381
	53,610	125,932	525,058

Net Loss and Comprehensive Loss	$(53,610)	$(125,932)	$(525,058)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEAR	YEAR	APRIL 21
	ENDED	ENDED	2006 TO
	JUNE 30	JUNE 30	JUNE 30
	2014	2013	2014

Cash Provided by (Used for):

Operating Activities
Net loss for the year	$(53,610)	$(125,932)	$(525,058)
Accrued interest	15,127	15,178	45,615
Changes in operating assets and liabilities:
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	13,981	31,383	175,864
Due to related parties	16,420	54,959	71,379
	(8,082)	(22,912)	(232,200)

Financing Activity
Loan payable	8,057	21,390	83,989
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
	8,057	21,390	232,203

Net Increase (Decrease) In Cash	(25)	(1,522)	3

Cash, Beginning of Year	28	1,550	-

Cash, End of Year	$3	$28	$3

Supplemental Information of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO JUNE 30, 2014
 (Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL

Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 – shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the period	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)

March 28, 2007-shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance, June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367

Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the year	-	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	$70	$106,990	$-	$(525,058)	$(417,998)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $417,998 (2013 - $364,388), has incurred losses of $525,058 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2014
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at June 30, 2014 (2013: $Nil).

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

JUNE 30, 2014
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

JUNE 30, 2014
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

JUNE 30, 2014
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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.”  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years.  Early adoption is permitted.  The amendments should be applied to all unrecognized tax benefits that exist as of the effective date.  Entities may choose to apply the amendments retrospectively to each prior reporting period presented.  We are currently assessing the impact of the adoption of this update on our financial position or results of operations.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

4.   MINERAL CLAIM INTEREST

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, in consideration of $10 and other valuable consideration, remise, release, and forever quitclaim unto the Company all of Grantor’s right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill Country, Nevada. The property consists of two Minerals Lode Claims (“GSR”) totaling 40 acres in the Fairview mining district, Churchill County, Nevada. The property is located 98 air miles southeast of Reno and is accessible by road. It is in the vicinity of the Bell Mountain Mining Project which lies along the Eastern margin of the Walker Lane mineral belt which contains a number of past-producing gold-silver deposits and major mining districts (e.g. Tonopah, Rawhide, Paradise Peak). The Company has obtained title to the GSR claims in August 2013.

The Company did not incur further expenditures on the property during the year ended June 30, 2014 (2013: $3,177) due to lack of cash.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014
(Stated in U.S. Dollars)

5.      CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the years ended June 30, 2014 and 2013 and it has no stock option plan, warrants or other dilutive securities.

6.    DUE TO RELATED PARTIES

As of June 30, 2014, due to related parties balance of $71,379 (2013: $54,959) represents the combination of the following:

a)
$55,379 (2013: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)
$16,000 (2013: $nil) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7.      LOAN PAYABLE

Loan payable consists of followings:

$137,595 (2013: $125,486) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expense of $12,109 (2013: $11,160).

$30,264 (2013: $19,489) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $2,627 (2013: $865).

$2,899 (2013: $2,600) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $300 (2013: $99).

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014
(Stated in U.S. Dollars)

8.      INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2014	2013

Net loss for the year	$(53,610)	$(125,932)
Statutory tax rate	34%	35%

Computed expected (benefit) income taxes	(18,228)	(44,076)
Change in enacted tax rate	4,705	-
Income tax benefit not recognized	13,523	44,076

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2014	2013

Operating losses carried forward	$178,000	$165,000
Valuation allowance	(178,000)	(165,000)

	$-	$-

c)
The Company has incurred operating losses of approximately $525,000 which, if unutilized, will expire through to 2034.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.  The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

	$54,000	2034
	126,000	2033
	107,000	2032
	88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
	10,000	2026

Total income tax operating loss carry forward	$525,000

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014
(Stated in U.S. Dollars)

9.      CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On July 1, 2010, the Company entered into a consulting agreement for services relating to corporate and financial affairs with a non-related party for a term of 24 months, unless terminated earlier, for a consideration of $30,000 a year and payable $2,500 per month. The agreement will automatically renew for a further 24 months unless one of the party gives a notice of nonrenewal. During the fiscal year 2014, the Company incurred and accrued a total consulting fee of $Nil (2013: $22,500) in connection with the consulting agreement as the agreement was terminated on March 31, 2013.

On July 1, 2010, the Company entered into an administrative services agreement with ATP Corporate Services for providing administration services over a term of 24 months for a consideration of $1,500 per month. Pursuant to the administrative services agreement, ATP Corporate Services is also entitled for reimbursement of office and rent expenses incurred. During the year 2014, the Company incurred and accrued a total of $Nil and $Nil (2013: $13,500 and $4,500 in total) for the administrative expense and telephone expense, respectively, since the agreement was terminated on March 31, 2013.

PART III

 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)
There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2014, included in this report have been audited by MNP LLP, as set forth in this annual report.

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

ITEM 9A.   CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2014 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	65	President, Principal Executive Officer and a member
3390 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	48	Principal Accounting Officer, Principal Financial
3390 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2014	0	0	0	0	0	0	0	0
President & CEO	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Marilyn Miller	2014	0	0	0	0	0	0	0	0
CAO, CFO &	2013	0	0	0	0	0	0	0	0
Secretary/Treasurer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Egil Livgard	2014	0	0	0	0	0	0	0	0
(resigned 10/07)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Kathrine MacDonald	2014	0	0	0	0	0	0	0	0
(resigned 9/08)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2014 and we do not anticipate paying any salaries at any time in 2015. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date.  As at June 30, 2014 no consulting was charges by a related party.

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

During the fiscal year 2014, $55,379 (2013: $54,959) of office, transfer agent and travel expenses were incurred on behalf of the Company and owed to Dimac Capital Corp.

During the fiscal year 2014, $16,000 (2013: $Nil) owed to Marilyn Miller for the office, travel and telephone expenses incurred on behalf of the Company.

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

2014	$9,000	MNP LLP
2013	$7,500	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$5,100	MNP LLP
2013	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$	nil	MNP LLP
2013	$	nil	MNP LLP

 (4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$	nil	MNP LLP
2013	$	nil	MNP LLP

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

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 25th day of September 2014.

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