Form 10-Q
period 2014-09-30
Golden Star Resource Corp.
filed 2014-11-14
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 31, 2014.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of September 30, 2014 and June 30, 2014	3

	Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014, December 31, 2013 and from April 21, 2006 to September 30, 2014	4

	Statements of Cash Flows for the nine months ended September 30, 2014, September 30, 2013 and from April 21, 2006 to September 30, 2014	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2014	6

	Notes to Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1A	Risk Factors	16

Item 6	Exhibits	16

Signatures		16

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	September 30,	June 30,
	2014	2014
ASSETS

Current
Cash	$2	$3

TOTAL ASSETS	$2	$3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$165,187	$175,864
Loan payable (Note 7)	186,791	170,758
Due to related parties (Note 6)	72,889	71,379
	424,867	418,001

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2014 & 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(531,925)	(525,058)
	(424,865)	(417,998)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$2	$3

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

			CUMULATIVE
	THREE MONTHS		PERIOD FROM
	PERIOD ENDED		INCEPTION
	SEPTEMBER 30,		APRIL 21, 2006 TO
	2014	2013	SEPTEMBER 30, 2014

Expenses

Professional fees	$-	$12,109	$178,845
Administration	-	-	49,500
Consulting fees	-	-	98,359
Mineral claim maintenance fees	-	-	13,177
Transfer and filing fees	2,796	1,610	26,341
Office and sundry	-	36	49,342
Interest expenses	4,072	4,427	49,687
Rent	-	-	18,500
Travel	-	-	54,381
Foreign exchange (gain) loss	-	-	(6,206)
	6,867	18,182	531,925

Net Loss and Comprehesive Loss	$(6,867)	$(18,182)	$(531,925)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common	7,070,000	7,070,000
shares outstanding - basic and diluted

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
	THREE MONTHS		PERIOD FROM
	PERIOD ENDED		INCEPTION
	SEPTEMBER 30,		APRIL 21, 2006 TO
	2014	2013	SEPTEMBER 30, 2014

Cash flow from operating activities:

Net loss for the period	$(6,867)	$(18,182)	$(531,925)

Items not affecting cash:
Accrued interest expense	4,072	4,427	49,687

Changes in non-cash working capital:
Due to a related party	-	-	71,379
Accounts payables and accrued liabilities	(9,167)	13,727	166,697
Net Cash Used in Operating Activities	(11,962)	(28)	(244,162)

Cash flow from financing activities
Loan payable	11,961	-	95,950
Due to related parties	-	-	41,154
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	11,961	-	244,164

Cash increase (decrease) in the period	(1)	(28)	2

Cash, beginning of period	3	28	-

Cash, end of period	$2	$-	$2

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO SEPTEMBER 30, 2014
 (Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the period	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the year	-	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	-	(525,058)	(417,998)
Net loss for the period	-				(6,867)	(6,867)

Balance, September 30, 2014	7,070,000	$70	$106,990	$-	$(531,925)	$(424,865)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014
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

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $424,867 (June 30, 2014 - $417,998), has incurred losses of $531,925 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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

SEPTEMBER 30, 2014
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at September 30, 2014 (June 30, 2014: $Nil).

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

SEPTEMBER 30, 2014
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

SEPTEMBER 30, 2014
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

SEPTEMBER 30, 2014
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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the financial statements and is effective for annual and interim reporting periods beginning after December 15, 2016. The Company does not expect this accounting standard to have a material impact on the Company’s financial position, results of operations or cash flows.

There have been no other accountings pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company did not incur further expenditures on the property during the quarter ended September 30, 2014 as well as for the year ended June 30, 2014 due to lack of cash.

5.     CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014
(Stated in U.S. Dollars)
(Unaudited)

5.    CAPITAL STOCK (Continued)

c)	The Company has not issued any shares during the three months period ended September 30, 2014 and it has no stock option plan, warrants or other dilutive securities.

6.      DUE TO RELATED PARTIES

As of September 30, 2014, due to related parties balance of $72,889 (June 30, 2014: $71,379) represents the combination of the following:

a)
$56,889 (June 30, 2014: $55,379) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)
$16,000 (June 30, 2014: $16,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7.     LOAN PAYABLE

Loan payable consists of the following:

$140,647 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expense of $3,052 (September 30, 2013: $3,764).

$43,170 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expenses of $925 (September 30, 2013: $585).

$2,974 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $75 (September 30, 2013: $78).

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

As of September 30, 2014, due to related parties balance of $72,889 (June 30, 2014: $71,379) represents the combination of the following:

a)
$56,889 (June 30, 2014: $55,379) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)
$16,000 (June 30, 2014: $16,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand

Loan payable consists of the following

$140,647 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expense of $3,052 (September 30, 2013: $3,764).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

$43,170 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expenses of $925 (September 30, 2013: $585).

$2,974 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $75 (September 30, 2013: $78).

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2014.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.