Form 10-Q
period 2014-12-31
Golden Star Resource Corp.
filed 2015-02-12
CIK 1375348

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2014.

PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1	Financial Statements:	3

	Balance Sheets as of December 31, 2014 and June 30, 2014	3

	Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2014, December 31, 2013 and from April 21, 2006 to December 31, 2014	4

	Statements of Cash Flows for the period ended December 31, 2014, December 31, 2013 and from April 21, 2006 to December 31, 2014	5

	Statements of Stockholders' (Deficiency) Equity from April 21, 2006 to September 30, 2014	6

	Notes to Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1A	Risk Factors	16

Item 6	Exhibits	16

Signatures		16

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
 (Stated in U.S. Dollars)

	December 31,	June 30,
	2014	2014
ASSETS

Current
Cash	$5	$3
Prepaid expense (Note 4)	10,319	-

TOTAL ASSETS	$10,324	$3

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$174,274	$175,864
Loan payable (Note 8)	203,717	170,758
Due to related parties (Note 7)	72,889	71,379
TOTAL LIABILITIES	450,880	418,001

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 6)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2014 & 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(547,616)	(525,058)
	(440,556)	(417,998)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$10,324	$3

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	DECEMBER 31,		DECEMBER 31,		APRIL 21, 2006 TO
	2014	2013	2014	2013	DECEMBER 31, 2014

Expenses

Professional fees	$10,945	$1,312	10,945	$13,421	$189,790
Administration	-	-	-	-	49,500
Consulting fees	-	-	-	-	98,359
Mineral claim maintenance fees	-	-	-	-	13,177
Transfer and filing fees	280	288	3,076	1,898	26,621
Office and sundry	-	-	-	36	49,342
Interest expenses	4,479	4,617	8,551	9,044	54,166
Rent	-	-	-	-	18,500
Travel	-	-	-	-	54,381
Foreign exchange (gain) loss	(14)	-	(14)	-	(6,220)
	15,690	6,217	22,557	24,399	547,616

Net Loss and Comprehensive Loss	(15,690)	(6,217)	(22,557)	(24,399)	(547,616)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common	7,070,000	7,070,000	7,070,000	7,070,000
shares outstanding

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	PERIOD ENDED		INCEPTION
	DECEMBER 31,		APRIL 21, 2006 TO
	2014	2013	DECEMBER 31, 2014

Cash flow from operating activities:

Net loss for the period	$(22,557)	$(24,399)	$(547,615)

Items not affecting cash:
Accrued interest expense	8,520	9,044	54,135

Changes in non-cash working capital:
Due to a related party	-	-	71,379
Prepaid expenses	(10,319)		(10,319)
Accounts payables and accrued liabilities	(1,591)	12,813	174,273
Net Cash Used in Operating Activities	(25,948)	(2,542)	(258,148)

Cash flow from financing activities
Loan payable	24,440	2,540	108,429
Due to related parties	1,510	-	42,664
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	25,950	2,540	258,153

Cash increase (decrease) in the period	2	(2)	5

Cash, beginning of period	3	28	-

Cash, end of period	$5	$26	$5

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006 TO SEPTEMBER 30, 2014
 (Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)		(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the year	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the year	-	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	-	(525,058)	(417,998)
Net loss for the period	-				(22,557)	(22,557)

Balance, December 31, 2014	7,069,999	$69	$106,989	$-	$(547,616)	(440,556)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2014
 (Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.  During the fiscal year 2012, the Company entered into an agreement with Mayan Mineral Ltd. to acquire a resource property in Nevada (Note 5).  Currently, the Company is actively looking for other mineral properties for its planned business operation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties.  The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production.  The Company has not generated any revenues or completed development of any properties to date.  Further, the Company has a working capital deficit of $440,055 (June 30, 2014 - $417,998), has incurred losses of $547,616 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will require additional funds to meet its obligations and maintain its operations.  There can be no guarantee that the Company will be successful in raising the necessary financing.  Management’s plans in this regard are to raise equity financing as required.

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
DECEMBER 31, 2014
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

b)      Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at December 31, 2014 (June 30, 2014: $Nil).

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
DECEMBER 31, 2014
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
DECEMBER 31, 2014
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
DECEMBER 31, 2014
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

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.”  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years.  Early adoption is permitted.  The amendments should be applied to all unrecognized tax benefits that exist as of the effective date.  Entities may choose to apply the amendments retrospectively to each prior reporting period presented.  The adoption of this update has no impact on our financial position or results of operations.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

4.	PREPAID EXPENSE

On December 31, 2014 the Company paid $10,000 to renew their Over-The-Counter Bulletin Board (OTCBB) application.

5.	MINERAL CLAIM INTEREST

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

The Company did not incur further expenditures on the property during the six months ended December 31, 2014 due to lack of cash.

GOLDEN STAR RESOURCE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2014
 (Stated in U.S. Dollars)

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

As of December 31, 2014, due to related parties balance of $72,889 (June 30, 2014: $71,379) represents the combination of the following:

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

8.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the six month period ended December 31, 2014, the Company incurred and accrued interest expense of $6,104 (2013: $7,642).

$56,967 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expenses of $2,263 (2013: $1,207).

$3,050 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $151 (2013: $195).

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

As of December 31, 2014, due to related parties balance of $72,889 (June 30, 2014: $71,379) represents the combination of the following:

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

Liquidity and Capital Resources (Continued)

Loan payable consists of the following:

$143,700 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the six month period ended December 31, 2014, the Company incurred and accrued interest expense of $6,104 (2013: $7,642).

$56,967 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the period, the Company incurred and accrued interest expenses of $2,263 (2013: $1,207).

$3,050 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand.  During the year, the Company incurred and accrued interest expenses of $151 (2013: $195).

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of February, 2015.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.