Form 10-Q
period 2015-03-31
Golden Star Resource Corp.
filed 2015-05-15
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

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

(760) 464-9869

(telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2015.

2

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2015

(Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

(Unaudited)

BALANCE SHEETS

(Stated in U.S. Dollars)

	March 31, 2015	June 30, 2014
ASSETS
Current
Cash	$34	$3
TOTAL ASSETS	$34	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,470	$175,864
Loan payable (Note 7)	213,129	170,758
Due to related parties (Note 6)	82,959	71,379
TOTAL LIABILITIES	471,558	418,001

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share 100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at March 31, 2015 and June 30, 2014	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(578,584)	(525,058)
	(471,524)	(417,998)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$34	$3

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO
	2015	2014	2015	2014	MARCH 31, 2015
Expenses
Professional fees	$2,025	$2,825	$12,970	$16,246	$191,815
Administration	-	-	-	-	49,500
Consulting fees	-	-	-	-	98,359
Mineral claim maintenance fees	-	-	-	-	13,177
Transfer and filing fees	13,435	1,482	16,511	3,380	40,056
Office and sundry	12,000	102	12,000	138	61,342
Interest expenses	12	4,820	8,563	13,864	54,178
Rent	-	-	-	-	18,500
Travel	-	-	-	-	54,381
Foreign exchange (gain) loss	3,497	-	3,483	-	(2,723)
	30,969	9,229	53,526	33,628	578,584
Net Loss and Comprehensive Loss	$(30,969)	$(9,229)	$(53,526)	$(33,628)	$(578,584)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	NINE MONTHS ENDED PERIOD ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO
	2015	2014	MARCH 31, 2015
Cash flow from operating activities:

Net loss for the period	$(53,526)	$(33,628)	$(578,584)

Items not affecting cash:
Accrued interest expense	8,563	13,864	54,178

Changes in non-cash working capital:
Due to a related party	-	-	41,154
Accounts payables and accrued liabilities	(394)	16,694	175,470
Net Cash Used in Operating Activities	(45,357)	(3,070)	(307,783)

Cash flow from financing activities
Loan payable	33,808	3,081	117,797
Due to related parties	11,580	-	82,959
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	45,388	3,081	307,816

Cash increase (decrease) in the period	31	11	33

Cash, beginning of period	3	28	-

Cash, end of period	$34	$39	$33

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, APRIL 21, 2006, TO MARCH 31, 2015

(Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Beginning balance, April 21, 2006	-	$-	$-	$-	$-	$-
April 24, 2006 - shares issued for cash at $0.00001	6,000,000	60	-	-	-	60
Net loss for the year	-	-	-	-	(10,440)	(10,440)

Balance, June 30, 2006	6,000,000	60	-	-	(10,440)	(10,380)
March 28, 2007 - shares issued for cash at $0.10	1,070,000	10	106,990	-	-	107,000
Net loss for the year	-	-	-	-	(36,562)	(36,562)
Unrealized foreign exchange gain	-	-	-	6,309	-	6,309

Balance June 30, 2007	7,070,000	70	106,990	6,309	(47,002)	66,367
Net loss for the year	-	-	-	-	(67,681)	(67,681)
Realized foreign exchange gain	-	-	-	(6,309)	-	(6,309)

Balance, June 30, 2008	7,070,000	70	106,990	-	(114,683)	(7,623)
Net loss for the year	-	-	-	-	(22,415)	(22,415)

Balance, June 30, 2009	7,070,000	70	106,990	-	(137,098)	(30,038)
Net loss for the year	-	-	-	-	(13,061)	(13,061)

Balance, June 30, 2010	7,070,000	70	106,990	-	(150,159)	(43,099)
Net loss for the year	-	-	-	-	(88,253)	(88,253)

Balance, June 30, 2011	7,070,000	70	106,990	-	(238,412)	(131,352)
Net loss for the period	-	-	-	-	(107,104)	(107,104)

Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the year	-	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	-	(525,058)	(417,998)
Net loss for the period	-	-	-	-	(53,526)	(53,526)

Balance, March 31, 2015	7,070,000	$70	$106,990	$-	$(578,584)	$(471,524)

The accompanying notes are an integral part of these financial statements.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2015

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $471,524 (June 30, 2014 - $417,998), has incurred losses of $578,584 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2015

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at March 31, 2015 (June 30, 2014: $Nil).

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

MARCH 31, 2015

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

MARCH 31, 2015

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

MARCH 31, 2015

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

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

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

The Company did not incur further expenditures on the property during the nine months ended March 31, 2015 due to lack of cash.

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

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2015

(Stated in U.S. Dollars)

6.	DUE TO RELATED PARTIES

As of March 31, 2015, due to related parties balance of $82,959 (June 30, 2014: $71,379) represents the combination of the following:

a)	$54,959 (June 30, 2014: $55,379) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)	$28,000 (June 30, 2014: $16,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expense of $6,105 (nine months ended March 31, 2014: $11,668). The loan has become non-interest bearing effective January 1, 2015.

$47,567 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expenses of $181 (nine months ended March 31, 2014: $1,900). The loan has become non-interest bearing effective January 1, 2015.

$21,862 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expenses of $2,277 (nine months ended March 31, 2014: $296). The loan has become non-interest bearing effective January 1, 2015.

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

Currently, we do not have sufficient funds for our intended business operation. Ms. Miller, one of our officers and directors, has agreed in financing the related operating expenditures to maintain the Company. The foregoing agreement is oral; we have nothing in writing. While Ms. Miller has agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

As of March 31, 2015, due to related parties balance of $82,959 (June 30, 2014: $71,379) represents the combination of the following:

a)	$54,959 (June 30, 2014: $55,379) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)	$28,000 (June 30, 2014: $16,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand

Liquidity and Capital Resources (Continued)

Loan payable consists of the following:

$143,700 (June 30, 2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expense of $6,105 (nine months ended March 31, 2014: $11,668).

$47,567 (June 30, 2014: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expenses of $181 (nine months ended March 31, 2014: $1,900).

$21,862 (June 30, 2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the nine month ended March 31, 2015, the Company incurred and accrued interest expenses of $2,277 (nine months ended March 31, 2014: $296).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2015.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

