Form 10-K
period 2015-06-30
Golden Star Resource Corp.
filed 2015-09-29
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

#300 – 500 North Rainbow Blvd

Las Vegas, Nevada

89107

(Address of principal executive offices, including zip code.)

760-464-9869

(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes [  ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes [X] No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015: $0.25.

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is 760-464-9869.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2015 (2014: $nil) due to a lack of cash.

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

Our Office

Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (760) 464 9869. We use this space on a rent free basis.

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

Our company’s securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “GLNS”. Our shares were listed for trading on July 3, 2007.

Fiscal Year 2015	High Bid	Low Bid
Fourth Quarter 4-01-15 to 6-30-15	$0.25	$0.0
Third Quarter 1-01-15 to 3-31-15	$0.25	$0.0
Second Quarter 10-01-14 to 12-31-14	$0.25	$0.0
First Quarter 7-01-14 to 9-30-14	$0.25	$0.0

Fiscal Year 2014	High Bid	Low Bid
Fourth Quarter 4-01-14 to 6-30-14	$0.25	$0.0
Third Quarter 1-01-14 to 3-31-14	$0.25	$0.0
Second Quarter 10-01-13 to 12-31-13	$0.25	$0.0
First Quarter 7-01-13 to 9-30-13	$0.25	$0.0

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $176,153 accounts payable and accrued liabilities, $216,038 loan payable and $82,959 due to related parties) for the following: $193,998 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $53,465 for transfer and filing fees, $49,342 for office and sundry, $54,196 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $2,723 foreign exchange gain.

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

$143,700 (2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development (a non-related party), respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. The Company incurred and accrued interest expense of $6,105 (2014: $12,109) for July 1 to December 31, 2014 and the interest for the period from January 1 to June 30, 2015 has been waived.

$57,859 (2013: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $2,277 (2014: $2,627).

$14,479 (2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $151 (2014: $300).

The loan amounts are unsecured, interest-bearing at 12% per annual and due on demand. During the year ended June 30, 2015, the Company incurred and accrued interest expense of $8,581 (2014: $15,127) on the above loans.

As of June 30, 2015, our total assets were $16 (2014: $3) and our total liabilities were $475,150 (2014: $418,001).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GOLDEN STAR RESOURCE CORP.

We have audited the balance sheets of Golden Star Resource Corp. (“the Company”) as at June 30, 2015 and 2014 and the related statements of stockholders’ (deficiency) equity, operations and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2015 and 2014 and the result of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada
September 28, 2015	Chartered Accountants

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

As at	June 30, 2015	June 30, 2014
ASSETS

Current
Cash	$16	$3

TOTAL ASSETS	$16	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$176,153	$175,864
Loan payable (Note 7)	216,038	170,758
Due to related parties (Note 6)	82,959	71,379
TOTAL LIABILITIES	475,150	418,001

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2015 & 2014	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(582,194)	(525,058)
	(475,134)	(417,998)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$16	$3

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30,		CUMULATIVE PERIOD FROM INCEPTION APRIL 21, 2006 TO
	2015	2014	JUNE 30, 2015

Expenses

Professional fees	$15,153	$15,575	$193,998
Transfer and filing fees	19,920	6,475	43,465
Office and sundry	-	8,338	49,342
Interest expenses	8,580	15,127	54,195
Travel	10,000	8,095	54,381
Foreign exchange (gain) loss	3,483	-	(2,723)
	57,136	53,610	572,194

Net Loss and Comprehensive Loss	$(57,136)	$(53,610)	$(572,194)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED JUNE 30,
	2015	2014

Cash flow from operating activities:

Net loss for the year	$(57,136)	$(53,610)

Items not affecting cash:
Accrued interest expense	8,383	15,127

Changes in non-cash working capital:
Accounts payables and accrued liabilities	288	13,981

Net Cash Used in Operating Activities	(48,465)	(24,502)

Cash flow from financing activities
Loan payable	36,897	8,057
Due to related parties	11,580	16,420

Net Cash Provided by Financing Activities	48,477	24,477

Cash increase (decrease) in the year	13	(25)

Cash, beginning of year	3	28

Cash, end of year	$16	$3

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

				DEFICIT
				ACCUMULATED
	NUMBER OF			DURING THE
	COMMON		ADDITIONAL	EXPLORATION
	SHARES	PAR VALUE	PAID-IN CAPITAL	STAGE	TOTAL

Balance, June 30, 2013	7,070,000	$70	$106,990	$(471,448)	$(364,388)
Net loss for the year	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	(525,058)	(417,998)
Net loss for the year	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	$70	$106,990	$(582,194)	$(475,134)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $475,134 (2014 - $417,998), has incurred losses of $582,194 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at June 30, 2015 (2014: $Nil).

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

d)	Asset Retirement Obligations

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

f)	Financial Instruments

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Income Taxes

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

h)	Basic and Diluted Net Loss Per Share

The Company reports basic loss per share in accordance with ASC 260 - “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Diluted loss per share is equal to basic loss per share because there are no potential dilutive securities.

i)	Foreign Currency Translation

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

In June 2014, FASB issued ASU 2014-10, “Development Stage Entities (Top 915)” : Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statement of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity if engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted the amendment for the fiscal year ended June 30, 2015.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The FASB’s objective in issuing this ASU is to reduce diversity in the timing and content of footnote disclosures. The amendment is effective for the annual period ending after December 15, 2015 and for annual periods and interim periods thereafter. Early adoption is permitted. We are currently assessing the impact of the adoption of this update on our financial position or results of operations.

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

The Company did not incur further expenditures on the property during the year ended June 30, 2015 (2014: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the years ended June 30, 2015 and 2014 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of June 30, 2015, due to related parties balance of $82,959 (2014: $71,379) represents the combination of the following:

a)	$54,959 (2014: $55,379) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand; and

b)	$28,000 (2014: $16,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Stated in U.S. Dollars)

7.	LOAN PAYABLE

Loan payable consists of followings:

$143,700 (2014: $137,595) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expense of $6,104 (2014: $12,109).

$57,859 (2013: $30,264) was payable to Bobcat Development. The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $2,277 (2014: $2,627).

$14,479 (2014: $2,899) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the year, the Company incurred and accrued interest expenses of $nil (2014: $300).

8.	INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2015	2014
Net loss for the year	$(57,136)	$(53,610)
Statutory tax rate	34%	34%
Computed expected (benefit) income taxes	(19,426)	(18,227)
Change in enacted tax rate	-	4,705
Income tax benefit not recognized	19,426	13,522
	$-	$-

Significant components of deferred income tax assets are as follows:

	2015	2014
Operating losses carried forward	$197,000	$178,000
Valuation allowance	(197,000)	(178,000)
	$-	$-

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

The Company has incurred operating losses of approximately $582,000 which, if unutilized, will expire through to 2035. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
	AMOUNT	EXPIRATION DATE
	$57,000	2035
	54,000	2034
	126,000	2033
	107,000	2032
	88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
	10,000	2026
Total income tax operating loss carry forward	$582,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2014, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2015 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom 3390 Toopal Drive Oceanside, California 92058	65	President, Principal Executive Officer and a member of the Board of Directors

Marilyn Miller 3390 Toopal Drive Oceanside, California 92058	48	Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and a member of our board of directors

The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

Background of Officers and Directors

On October 17, 2007, Steven Bergstrom was appointed President, Principal Executive Officer and member of the Board of Directors. Since April 1985, Mr. Bergstrom has been serving as President for Triad Exploration Inc. a private Washington based, exploration company. He founded Triad Exploration to exploit opportunities in the base and precious metal mining industry. Triad Exploration specializes in the acquisition of base and precious metal mining properties and also provides consulting services to other mineral exploration companies. From December 1986 until February 2001, Mr. Bergstrom was Vice President of Mining Operations for Triumph Corporation, a private Colorado exploration company headquartered in Spokane Valley, Washington. Triumph Corporation is a precious metals exploration company. Mr. Bergstrom currently sits on the Board of Directors of Triumph Corporation. From September 1999 to March 2003, Mr. Bergstrom was a Director for Nevak Mining Ltd., a private Nevada based, gold producing company no longer in operation. The Mud Creek Mine on the Seward Peninsula in Alaska was the once operational mine of Nevak Mining. From October 1979 to November 1984, Mr. Bergstrom founded and served as President for International Bullion Inc., a private Nevada based, exploration company no longer in operation. International Bullion was a mining company that built, operated, and sold a heap leach gold project in Nevada. The company expanded it operations to include the direct importation of precious metal concentrates and precipitates that were subsequently processed and sold to refineries. Steve Bergstrom also serves as President for Silver Hill Mines Inc, a Nevada exploration company headquartered in Greenacres, Washington. He is President of Alliance Aviation LLC, a Nevada aviation services company headquartered in Laguna Niguel, California; Alliance Aviation’s primary aviation service will be charter operations for corporate clients. Other aviation services provided will be aircraft leasing, maintenance, and finance. He is President of Western Locators LLC, a Harrison, Idaho based exploration services and land services company; Western Locators provides exploration services such as claim staking, filing services, property acquisition consulting, land status reports, and other services necessary for the evaluation and acquisition of potential mineral properties. He is a Managing Member of AuTech LLC, a Nevada based gold extraction technology company with headquarters in Verndale, Washington. AuTech is involved in acquiring and developing a proprietary process related to the extraction of gold from ores. All of these companies are private companies. He holds a bachelors degree in Economics from North Dakota State University(1970), has served as an E-4 in the US Army at West Point and he is a Vietnam Veteran.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2015. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2015	0	0	0	0	0	0	0	0
President & CEO	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Marilyn Miller	2015	0	0	0	0	0	0	0	0
CAO, CFO &	2014	0	0	0	0	0	0	0	0
Secretary/Treasurer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Egil Livgard	2015	0	0	0	0	0	0	0	0
(resigned 10/07)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Kathrine MacDonald	2015	0	0	0	0	0	0	0	0
(resigned 9/08)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
	or Paid	Stock	Option	Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0
Egil Livgard (resigned)	0	0	0	0	0	0	0

We have not paid any salaries in 2015 and we do not anticipate paying any salaries at any time in 2016. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date. As at June 30, 2015 no consulting was charges by a related party.

ITEM 11. EXECUTIVE COMPENSATION - continued

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

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding in which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership
Steven Bergstrom	0	0%
3390 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3390 Toopal Drive
Oceanside, California 92058

All Officers and Directors	3,000,000	42.43%
as a Group (2 persons)

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above “promoters” as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only “promoters” of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

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

During the fiscal year 2014, $54,959 (2014: $55,379) of office, transfer agent and travel expenses were incurred on behalf of the Company and owed to Dimac Capital Corp.

During the fiscal year 2015, $28,000 (2014: $16,000) owed to Marilyn Miller for the office, travel and telephone expenses incurred on behalf of the Company.

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

2015	$10,000	MNP LLP
2014	$9,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2015	$5,100	MNP LLP
2014	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$	nil	MNP LLP
2014	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$	nil	MNP LLP
2014	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 29th day of September 2015.

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

