Form 10-Q
period 2015-09-30
Golden Star Resource Corp.
filed 2015-11-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2015.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION

	FINANCIAL STATEMENTS

Item 1.	Financial Statements:	4

	Balance Sheets as of September 30, 2015 and June 30, 2014.	4

	Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015, December 31, 2014 and from April 21, 2006 to September 30, 2015.	5

	Statements of Cash Flows for the nine months ended September 30, 2015, September 30, 2014 and from April 21, 2006 to September 30, 2015.	6

	Statements of Stockholders’ (Deficiency) Equity from April 21, 2006 to September 30, 2015.	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION
Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

Signatures		17

2

GOLDEN STAR RESOURCE CORP.

 (An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

(Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN STAR RESOURCE CORP.

(An Exploration Stage Company)

(Unaudited)

BALANCE SHEETS

(Stated in U.S. Dollars)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS

Current
Cash	$4	$16

TOTAL ASSETS	$4	$16

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,575	$176,153
Loan payable (Note 7)	216,615	216,038
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	475,150	475,150

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2014 & 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(582,206)	(582,194)
	(475,146)	(475,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$4	$16

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

			CUMULATIVE
			PERIOD FROM
	3 Months Ended		INCEPTION
	September 30,		APRIL 21, 2006 TO
	2015	2014	September 30, 2015

Expenses

Professional fees	-	$-	$193,998
Administration	-	-	49,500
Consulting fees	-	-	98,359
Mineral claim maintenance fees	-	-	13,177
Transfer and filing fees	-	2,795	53,465
Office and sundry	12	-	49,354
Interest expenses	-	4,072	54,196
Rent	-	-	18,500
Travel	-	-	54,381
Foreign exchange (gain) loss	-	-	(2,724)
	12	6,867	582,206

Net Loss and Comprehensive Loss	(12)	(6,867)	(582,206)

Basic and fully diluted loss per share	(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

			CUMULATIVE
			PERIOD FROM
	THREE MONTHS ENDED		INCEPTION
	September 30,		APRIL 21, 2006 TO
	2015	2014	September 30, 2015

Cash flow from operating activities:

Net loss for the period	$(12)	$(6,867)	$(582,206)

Items not affecting cash:
Accrued interest expense	-	4,072	54,196

Accounts payables and accrued liabilities	(578)	(9,167)	121,379
Net Cash Used in Operating Activities	(590)	(11,962)	(406,631)

Cash flow from financing activities
Loan payable	578	11,961	216,616
Due to related parties	-	-	82,959
Issue of share capital	-	-	107,060
Net Cash Provided by Financing Activities	578	11,961	406,635

Cash increase (decrease) in the period	(12)	(1)	4

Cash, beginning of period	16	3	-

Cash, end of period	$4	$2	$4

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

(Stated in U.S. Dollars)

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2012	7,070,000	70	106,990	(345,516)	(238,456)
Net loss for the year	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	(471,448)	(364,388)
Net loss for the year	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	(525,058)	(417,998)
Net loss for the year	-			(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	70	106,990	(582,194)	(475,134)
Net loss for the period	-			(12)	(12)

Balance, September 30, 2015	7,070,000	70	106,990	(582,206)	(475,146)

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Stated in U.S. Dollars)

(Unaudited)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. During the fiscal year 2013, the Company entered into an agreement with Mayan Mineral Ltd. to acquire a resource property in Nevada (Note 4). Currently, the Company is actively looking for other mineral properties for its planned business operation.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $475,146 (June 30, 2015 - $475,134), has incurred losses of $582,206 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Stated in U.S. Dollars)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at September 30, 2015 (June 30, 2015: $nil).

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Stated in U.S. Dollars)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Basic and Diluted Net Loss per Share

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

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-01 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

4.	MINERAL CLAIM INTEREST

On August 15, 2013, the Company entered into a Quitclaim Deed (the “Deed”) with Kee Nez Resources, LLC (“Grantor”), a Utah limited liability company. Pursuant to the Deed, the Grantor, granted the Company all of its right, title, and interest in and to the GSR group of unpatented lode mining claims situated in Churchill Country, Nevada. As a result, the Company has obtained title to the GSR claims in August 2013.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Stated in U.S. Dollars)

(Unaudited)

4.	MINERAL CLAIM INTEREST (continued)

The Company did not incur further expenditures on the property during the quarter ended September 30, 2015 as well as for the year ended June 30, 2015 due to lack of financing.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company completed its public offering and issued 1,070,000 common shares at $0.10.

c)	The Company did not issue any shares during the quarter ended September 30, 2015 and has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of September 30, 2015, due to related parties balance of $82,959 (June 30, 2015: $82,959) represents the combination of the following:

a)	$54,959 (June 30, 2015: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2015: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (June 30, 2015: $143,700) payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015. During the three months ended September 30, 2015, the Company incurred and accrued interest expense of $nil (September 30, 2014: $3,052).

$57,859 (June 30, 2015: $57,859) was payable to Bobcat Development. The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015. During the three months ended September 30, 2015, the Company incurred and accrued interest expenses of $nil (September 30, 2014: $925).

$15,057 (June 30, 2015: $14,479) was payable to Dimac Capital (a related party). The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015. During the three months ended September 30, 2015, the Company incurred and accrued interest expenses of $nil (September 30, 2014: $75).

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

In March 2007, we issued 1,070,000 shares of common stock in consideration of $107,000 pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of September 30, 2015, due to related parties balance of $82,959 (June 30, 2015: $82,959) represents the combination of the following:

a)	54,959 (June 30, 2015: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2015: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

Liquidity and Capital Resources (Continued)

Loan payable consists of followings:

$143,700 (June 30, 2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015.

During the three months ended September 30, 2015, the Company incurred and accrued interest expense of $nil (September 30, 2014: $3,052).

$57,859 (June 30, 2015: $57,859) was payable to Bobcat Development. The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015. During the three months ended September 30, 2015, the Company incurred and accrued interest expenses of $nil (September 30, 2014: $925).

$15,057 (June 30, 2015: $14,479) was payable to Dimac Capital (a related party). The loan amount is unsecured, due on demand and non-interest bearing for the three months ended September 30, 2015. During the three months ended September 30, 2015, the Company incurred and accrued interest expenses of $nil (September 30, 2014: $75).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2015.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

