Form 10-Q
period 2015-12-31
Golden Star Resource Corp.
filed 2016-02-16
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2015.

2

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	DECEMBER 31, 2015	JUNE 30, 2015
ASSETS

Current
Cash	$10	$16
TOTAL ASSETS	$10	$16

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,576	$176,153
Loan payable (Note 7)	231,336	216,038
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	489,871	475,150

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2014 & 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(596,921)	(582,194)
	(489,861)	(475,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$10	$16

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,
	2015	2014	2015	2014
Expenses

Professional fees	$563	$10,945	1,313	$10,945
Transfer and filing fees	13,395	280	13,395	3,076
Office and sundry	13	-	13	-
Interest expenses	(6)	4,479	6	8,551
Foreign exchange (gain) loss	-	(14)	-	(14)
	13,965	15,690	14,727	22,558

Net Loss and Comprehensive Loss	(13,965)	(15,690)	(14,727)	(22,558)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2015	2014

Cash flow from operating activities:

Net loss for the period	$(14,727)	$(22,557)

Items not affecting cash:
Accrued interest expense	-	8,520

Changes in non-cash working capital:
Prepaid	-	(10,319)
Accounts payables and accrued liabilities	(577)	(1,592)
Net cash used in operating activities	(15,304)	(25,948)

Cash flow from financing activities
Loan payable	15,298	24,440
Due to related parties	-	1,510
Net Cash provided by financing activities	15,298	25,950

Cash increase (decrease) in the period	(6)	2

Cash, beginning of period	16	3

Cash, end of period	$10	$5

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 2015

(Stated in U.S. Dollars)

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Balance, June 30, 2014	7,070,000	70	106,990	(525,058)	(417,998)
Net loss for the year	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	70	106,990	(582,194)	(475,134)
Net loss for the period	-	-	-	(14,727)	(14,727)
Balance, December 31, 2015	7,070,000	70	106,990	(596,921)	(489,861)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $489,861 (June 30, 2015 - $475,134), has incurred losses of $596,921 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

DECEMBER 31, 2015

(Stated in U.S. Dollars)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company early adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. This standard removes all incremental financial reporting requirements from U.S. generally accepted accounting principles for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. Upon adoption, the Company no longer reports its operations as a development stage entity and eliminated all inception to date information.

a) Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at December 31, 2015 (June 30, 2015: $nil).

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Stated in U.S. Dollars)

(Unaudited)

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

The Company did not incur further expenditures on the property during the six months ended December 31, 2015 as well as for the year ended June 30, 2015 due to lack of cash.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the six months ended December 31, 2015 and has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of December 31, 2015, due to related parties balance of $82,959 (June 30, 2015: $82,959) represents the combination of the following:

a)	$54,959 (June 30, 2015: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2015: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Stated in U.S. Dollars)

(Unaudited)

7. LOAN PAYABLE

Loan payable consists of followings:

$143,700 (June 30, 2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annual and due on demand. During the six months ended December 31, 2015, the Company incurred and accrued interest expense of $nil (2014: $6,104).

$57,859 (June 30, 2015: $57,859) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the six months ended December 31, 2015, the Company incurred and accrued interest expenses of $nil (2014: $2,263).

$29,777 (June 30, 2015: $14,479) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bears at 12% per annual and due on demand. During the six months ended December 31, 2015, the Company incurred and accrued interest expenses of $nil (2014: $151).

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

As of December 31, 2015, due to related parties balance of $82,959 (June 30, 2015: $82,959) represents the combination of the following:

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

Loan payable consists of followings:

$143,700 (June 30, 2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, due on demand and non-interest bearing for the six months ended December 31, 2015. During the six months ended December 31, 2015, the Company incurred and accrued interest expense of $nil (December 31, 2014: $6,104).

$57,859 (June 30, 2015: $57,859) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, due on demand and non-interest bearing for the six months ended December 31, 2015. During the six months ended December 31, 2015, the Company incurred and accrued interest expenses of $nil (December 31, 2014: $2,263).

$29,777 (June 30, 2015: $14,479) was payable to Dimac Capital (a related party). The loan amount is unsecured, due on demand and non-interest bearing for the six months ended December 31, 2015. During the six months ended December 31, 2015, the Company incurred and accrued interest expenses of $nil (December 31, 2014: $151).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of February, 2016.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

