Form 10-K/A
period 2015-06-30
Golden Star Resource Corp.
filed 2016-04-15
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amended

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

ITEM 2. PROPERTIES

Summary

The following is a description of the Company’s mineral properties. The Company holds a 100% interest on four contiguous Federal BLM unpatented lode mining claims in Nevada that were acquired for mineral exploration purposes, primarily in exploration for precious metals.

The Property

The four GSR lode mining claims, named GSR 1, 2, 3 and 4, were staked on Federal BLM lands on July 9, 2012 by Kee Nez Resources, LLC, a Utah limited liability company. The BLM claim numbers for claims GSR 1, 2, 3 and 4 are 1076314, 1076315, 1076316 and 1076317 respectively. Each of the four claims are 20.66 acres in size for a total of 82.64 acres.

The Company acquired these unpatented claims on August 15, 2013, from Kee Nez Resources, LLC, who quitclaimed the four claims to the Company. This transfer was filed and recorded with the BLM on August 23, 2013. As a result, Golden Star Resource Corp. holds a 100% interest in the four claims. There are no underlying agreements or royalties.

A Maintenance Fee or a Maintenance Fee Waiver Certification must be filed annually on or before September 1st in order to keep the claims valid and is filed in advance for the upcoming assessment year. Since the Company holds less than 10 Federal unpatented lode mining claims it is entitled to file a Maintenance Fee Waiver Certification in lieu of paying the fee of $155 per claim. Payment of the Maintenance Fee or filing of the Fee Waiver Certification is the responsibility of Golden Star Resource Corp. Notice of Holding of these claims is also filed annually with Churchill County.

All requirements have been met until the next annual due date of September 1, 2016.

There are no buildings, equipment or other facilities on the claims. Sources of power and water have not been investigated to date.

The Company only has mineral rights by virtue of these claims. It does not hold any surface rights.

Location

The GSR 1-4 unpatented lode mining claims are situated in Sections 9 and 16, T14N, R35E, MDM, in Churchill County, Nevada.

The property is located 98 air miles southeast of Reno, NV and 48 air miles southeast of Fallon, NV. The property can be accessed from Fallon by heading east on US Hwy 50 for 46 miles and then heading south on NV 361 for 15 miles. This paved highway cuts across the southeast corner of the claim group (see Fig 2).

Location Map:

HUMBOLDT
Winnemucca
ELKO
Wells
Elko
PERSHING
Lovelock
WASHOE
Reno
STOREY
CHURCHILL
Fallon
LANDER
EUREKA
Austin
GSR
Property
LYON
DOUGLAS
WHITE PINE
Ely
Hawthorne
MINERAL
Tonopah
NYE
ESMERALDA
LINCOLN
Caliente
Beatty
CLARK
N
0
MILES
100
Nevada

5

Claim Map:

TO US 50
NEV. 361
9
BM 5324
The NW Corner of GSR 1
bears S42°08'W and is 2,685'
from BM 5324
T14N R35E
GSR 1
GSR 3
GSR 2
GSR 4
16
The SW Corner of GSR 4
bears N44°06'W and is 1,166'
from BM 5260
BM 5260
TO GABBS
= Paved Highway
= Unpaved Track
GSR 1-4 Claims
Churchill County, Nevada
Scale 1:12,000 1in = 1000ft
N
GSR 1-4 Claims
Datum: 1927 Projection: UTM
Zone: 11 Units: Meters
Drawn By: GISLS
May 17, 2012

Geology

The GSR property lies in the Basin and Range Province near its western margin where it adjoins the northwest-southeast trending Walker Lane mineral belt. This boundary is about 20 miles west of the GSR property. The Basin and Range Province is a major physiographic region of the western US, centered on Nevada and western Utah, typified by north-northeast trending mountain ranges separated by broad flat alluvium filled valleys. Gold and silver mineralization is known to occur in many parts of this Province.

In the vicinity of the GSR property there are numerous historical small mine workings in the surrounding mountain ranges, an active exploration project at Bell Mt. 8 miles to the northwest and several past producing large gold mines, such as Paradise Peak 25 miles to the southeast and Rawhide 25 miles to the west.

The near-surface rocks in the area of the GSR property are a series of sub-outcropping Mesozoic Age metasedimentary rocks overlain by Tertiary Age rhyolitic lavas and volcanoclastics.

No exploration has been carried out on the property by GSR and it has not been examined by a GSR contracted professional geologist or by GSR’s officers or directors.

Due to current subdued market conditions in the junior natural resource markets the Company has no plans for an exploration program until it has the ability to raise sufficient funds to engage in an exploration program. Such a program would likely initially entail prospecting, geological mapping and rock-chip sampling. Quality Assurance and Quality Controls for sampling collection protocols will be developed with the exploration program as funding allows. There would be no permitting or bonding requirements for this preliminary phase of exploration. Permits and bonding would be required if and when exploration advanced to a drilling or trenching phase since those activities cause surface disturbance.

The property is currently without any known reserves and any program to be proposed in the future would be exploratory in nature.

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

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

				DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON		PAID-IN	EXPLORATION
	SHARES	PAR VALUE	CAPITAL	STAGE	TOTAL

Balance, June 30, 2013	7,070,000	$70	$106,990	$(471,448)	$(364,388)
Net loss for the year	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	(525,058)	(417,998)
Net loss for the year	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	$70	$106,990	$(582,194)	$(475,134)

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

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership
Steven Bergstrom	0	0%
3390 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3390 Toopal Drive
Oceanside, California 92058

All Officers and Directors as a Group (2 persons)	3,000,000	42.43%

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above “promoters” as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only “promoters” of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 15th day of April 2016.

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

