Form 10-Q
period 2016-03-31
Golden Star Resource Corp.
filed 2016-05-16
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2016.

2

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(Stated in U.S. Dollars)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	MARCH 31, 2016	JUNE 30, 2015
ASSETS

Current
Cash	$-	$16

TOTAL ASSETS	$-	$16

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,181	$176,153
Bank indebtness	6	-
Loan payable (Note 7)	245,719	216,038
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	503,865	475,150

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share 100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2014 & 2013	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(610,925)	(582,194)
	(503,865)	(475,134)

TOTAL LIABILITIES AND STOCKHOLDERS’
(DEFICIENCY) EQUITY	$0	$16

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	THREE MONTHS ENDED MARCH 31,		NINE MONTHS ENDED MARCH 31,
	2016	2015	2016	2015

Expenses

Professional fees	$2,193	$2,025	$3,443	$12,970
Administration	-	-	-	-
Consulting fees	-	-	-	-
Mineral claim maintenance fees	-	-	-	-
Transfer and filing fees	11,859	13,435	25,253	16,511
Office and sundry	-	12,000	13	12,000
Interest expenses	17	12	23	8,562
Rent	-	-	-	-
Travel	-	-	-	-
Foreign exchange (gain) loss	-	102,761	-	3,483
	14,068	130,233	28,731	53,526

Net Loss and Comprehensive Loss	(14,068)	(130,233)	(28,731)	(53,526)

Basic and fully diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	NINE MONTHS ENDED MARCH 31,
	2016	2015

Cash flow from operating activities:

Net loss for the period	$(28,731)	$(53,526)

Items not affecting cash:
Interest	-	8,383
Changes in non-cash working capital:
Due to a related party	-	-
Accounts payables and accrued liabilities
	(972)	(395)
Net Cash Used in Operating Activities	(29,704)	(45,538)

Cash flow from financing activities
Loan payable	29,681	33,989
Due to related parties	-	11,580
Issue of share capital	-	-
Net Cash Provided by Financing Activities	29,681	45,569

Cash increase (decrease) in the period	(22)	31

Cash, beginning of period	16	3

Cash (bank indebtedness), end of period	$(6)	$34

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED MARCH 31, 2016

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2012	7,070,000	$70	$106,990	$(345,516)	$(238,456)
Net loss for the year	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	(471,448)	(364,388)
Net loss for the year	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	(525,058)	(417,998)
Net loss for the year	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	70	106,990	(582,194)	(475,134)
Net loss for the period	-	-	-	(28,731)	(28,731)

Balance, March 31, 2016	7,070,000	$70	$106,990	$(610,925)	$(503,865)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $503,865 (June 30, 2015 - $475,134), has incurred losses of $610,925 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

MARCH 31, 2016

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at March 31, 2016 (2015: $nil).

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

MARCH 31, 2016

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

MARCH 31, 2016

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

MARCH 31, 2016

(Stated in U.S. Dollars)

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

The Company did not incur further expenditures on the property during the nine months ended March 31, 2016 (2015: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the nine months ended March 31, 2016 and for the years ended June 30, 2015 and 2014 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of March 31, 2016, due to related parties balance of $82,959 (2015: $82,959) represents the combination of the following:

a)	$54,959 (June 30, 2015: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2015: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

7.	LOAN PAYABLE

Loan payable consists of followings:

$143,700 (June 30, 2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. During the nine months periods ended March 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

$57,858 (June 30, 2015: $57,858) was payable to Bobcat Development. The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. During the nine months periods ended March 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

$44,161 (June 30, 2015: $11,571) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. During the nine months periods ended March 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

MARCH 31, 2016

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

As of March 31, 2016 due to related parties balance of $82,959 (June 30, 2015: $82,959) represents the combination of the following:

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

Loan payable consists of followings:

$143,700 (June 30, 2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. For the nine months ended March 31, 2016 and March 31, 2015, the vendors have waived the interest and as a result, the Company incurred and accrued interest expense of $nil (March 31, 2015: $nil).

$57,858 (March 31, 2015: $57,858) was payable to Bobcat Development. The loan amount is unsecured, interest-bearing at 12 % per annum and due on demand. During the nine months periods ended March 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

$44,161 (June 30, 2015: $11,571) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. During the nine months periods ended March 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

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

Location Map:

HUMBOLDT
Winnemucca
Wells
ELKO
Elko
PERSHING
Lovelock
WASHOE
Reno
STOREY
CHURCHILL
Fallon
LYON
DOUGLAS
LANDER
EUREKA
Austin
GSR
Property
WHITE PINE
Ely
Hawthorne
MINERAL
Tonopah
NYE
ESMERALDA
LINCOLN
Caliente
Beatty
CLARK
0
MILES
100
Nevada

Claim Map:

TO US 50
NEV. 361
9
BM 5324
T14N R35E
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2016.

GOLDEN STAR RESOURCE CORP.
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

