Form 10-K
period 2016-06-30
Golden Star Resource Corp.
filed 2016-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2016: $0.25.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2016 (2015: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2017

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

4

Location Map:

Claim Map:

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

Fiscal Year 2016	High Bid	Low Bid
Fourth Quarter 4-01-16 to 6-30-16	$0.25	$0.0
Third Quarter 1-01-16 to 3-31-16	$0.25	$0.0
Second Quarter 10-01-15 to 12-31-15	$0.25	$0.0
First Quarter 7-01-15 to 9-30-15	$0.25	$0.0

Fiscal Year 2015	High Bid	Low Bid
Fourth Quarter 4-01-15 to 6-30-15	$0.25	$0.0
Third Quarter 1-01-15 to 3-31-15	$0.25	$0.0
Second Quarter 10-01-14 to 12-31-14	$0.25	$0.0
First Quarter 7-01-14 to 9-30-14	$0.25	$0.0

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $174,931 accounts payable and accrued liabilities, $163,306 loan payable and $82,959 due to related parties) for the following: $198,768 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $89,790 for transfer and filing fees, $49,355 for office and sundry, $54,236 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $2,723 foreign exchange gain.

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

$143,700 (2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, non-interest bearing and due on demand. During the year, the Company incurred and accrued interest expense of $nil (2015: $nil).

$57,858 (2015: $57,858) was payable to Bobcat Development. The loan amount is unsecured, non-interest bearing and due on demand. During the year, the Company incurred and accrued interest expenses of $nil (2015: $nil).

$56,900 (2015: $13,929) was payable to Dimac Capital (a related party). The loan amount is unsecured, non-interest bearing and due on demand. During the year, the Company incurred and accrued interest expenses of $nil (2015: $nil).

As of June 30, 2016, our total assets were $65 (2015: $16) and our total liabilities were $516,347 (2015: $475,150).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

(Stated in U.S. Dollars)

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	JUNE 30, 2016	JUNE 30, 2015
ASSETS

Current
Cash	$65	$16
TOTAL ASSETS $	65	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$181,705	$176,153
Loan payable (Note 7)	240,218	216,038
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	504,882	475,150

STOCKHOLDERS' (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2016 & 2015	70	70
Additional paid in capital	106,990	106,990
Deficit	(611,877)	(582,194)
	(504,817)	(475,134)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$65	$16

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	YEAR ENDED		INCEPTION
	JUNE 30,		APRIL 21, 2006 TO
	2016	2015	June 30, 2016
Expenses

Professional fees	$13,433	$15,153	$207,431
Transfer and filing fees	19,612	29,920	73,077
Office and sundry	13	-	49,355
Interest expenses	41	8,580	54,236
Foreign exchange loss (gain)	(3,416)	3,483	(6,139)
	29,683	57,136	611,877

Net Loss and Comprehensive Loss	$(29,683)	$(57,136)	(611,877)

Basic and fully diluted loss per share	$(0.00)	(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2016	2015

Cash flow from operating activities:

Net loss for the year	$(29,683)	$(57,136)

Items not affecting cash:
Interest	-	8,383
Changes in non-cash working capital:
Accounts payables and accrued liabilities	5,552	289
Net cash used in operating activities	(24,131)	(48,464)

Cash flow from financing activities
Loan payable	24,180	36,897
Due to related parties	-	11,580
Net cash provided by financing activities	24,180	48,477

Cash increase (decrease) in the year	49	13

Cash, beginning of year	16	3

Cash, end of year	$65	$16

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

	NUMBER OF		ADDITIONAL
	COMMON		PAID-IN
	SHARES	PAR VALUE	CAPITAL	DEFICIT	TOTAL

Balance, June 30, 2014	7,070,000	$70	$106,990	$(525,058)	$(417,998)
Net loss for the year	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	70	106,990	(582,194)	(475,134)
Net loss for the year	-	-	-	(29,683)	(29,683)

Balance, June 30, 2016	7,070,000	$70	$106,990	$(611,877)	$(504,817)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $509,727 (June 30, 2015 - $475,134), has incurred losses of $616,787 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2016

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There is no cash equivalents as at June 30, 2016 (2015: $nil).

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

JUNE 30, 2016

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

JUNE 30, 2016

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740 -Accounting for Uncertainty in Income Taxes, which require the liability method of accounting for income taxes. The liability method requires the recognition of deferred tax assets and liabilities for future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities.

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

In June 2014, FASB issued ASU 2014-10, “Development Stage Entities (Top 915)”: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statement of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity if engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted the amendment for the fiscal year ended June 30, 2016.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The FASB’s objective in issuing this ASU is to reduce diversity in the timing and content of footnote disclosures. The amendment is effective for the annual period ending after December 15, 2015 and for annual periods and interim periods thereafter. The adoption has no impact on our financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The adoption has no impact on our financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”(“ASU 2015-02”). ASU 2015-02 makes several modifications to the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. It is effective for annual and interim periods beginning after December 15, 2015. The adoption has no impact on our financial position or results of operations.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The adoption has no impact on the Company’s results of operations or cash flows.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following:

●	Accounting for income taxes.

●	Classification of excess tax benefits on the statement of cash flows.

●	The ASU simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the following: Forfeitures.

●	Statutory tax withholding requirements.

●	Classification of awards as either equity or liabilities.

●	Classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The ASU also contains guidance under which nonpublic entities can use the simplified method to estimate the expected term of an award and make a one-time election to switch from fair value measurement to intrinsic value measurement for liability-classified awards.

ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. For all other entities, it is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact of the adoption of this.

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

The Company did not incur further expenditures on the property during the year ending June 30, 2016 (2015: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the years ended June 30, 2016 and 2015 and it has no stock option plan, warrants or other dilutive securities.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(Stated in U.S. Dollars)

6.	DUE TO RELATED PARTIES

As of June 30, 2016, due to related parties balance of $82,959 (2015: $82,959) represents the combination of the following:

a)	$54,959 (2015: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (2015: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$38,659 (2015: $14,479) was payable to Dimac Capital (a related party). The amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (2015: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, non-interest bearing and due on demand.

$57,858 (2015: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, non-interest bearing and due on demand.

8.	INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2016	2015
Net loss for the year	$(29,683)	$(57,136)
Statutory tax rate	34%	34%
Computed expected (benefit) income taxes	(10,092)	(19,426)
Income tax benefit not recognized	10,092	19,426
	$-	$-

Significant components of deferred income tax assets are as follows:

	2016	2015
Operating losses carried forward	$204,000	$197,000
Valuation allowance	(204,000)	(197,000)
	$-	$-

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(Stated in U.S. Dollars)

8.	INCOME TAXES (Continued)

The Company has incurred operating losses of approximately $601,000 which, if unutilized, will expire through to 2036. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
	$30,000	2036
	57,000	2035
	54,000	2034
	125,000	2033
	107,000	2032
	88,000	2031
	13,000	2030
	22,000	2029
	68,000	2028
	37,000	2027
Total income tax operating loss carry forward	$601,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2014, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2014, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2016 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2016. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2016	0	0	0	0	0	0	0	0
President & CEO	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Marilyn Miller	2016	0	0	0	0	0	0	0	0
CAO, CFO &	2015	0	0	0	0	0	0	0	0
Secretary/Treasurer	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Egil Livgard	2016	0	0	0	0	0	0	0	0
(resigned 10/07)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Kathrine MacDonald	2016	0	0	0	0	0	0	0	0
(resigned 9/08)	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2016 and we do not anticipate paying any salaries at any time in 2017. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date. As at June 30, 2016 no consulting was charges by a related party.

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

2016	$10,000	MNP LLP
2015	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2016	$5,100	MNP LLP
2015	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$	nil	MNP LLP
2015	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$	nil	MNP LLP
2015	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2014.

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

