Form 10-K/A
period 2016-06-30
Golden Star Resource Corp.
filed 2016-09-30
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

JUNE 30, 2016 AND 2015

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Golden Star Resource Corp.

We have audited the accompanying balance sheets of Golden Star Resource Corp. as of June 30, 2016 and 2015, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Golden Star Resource Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Star Resource Corp. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
September 28, 2016	Chartered Professional Accountants

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	JUNE 30, 2016	JUNE 30, 2015
ASSETS

Current
Cash	$65	$16
TOTAL ASSETS $	65	$16

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$181,705	$176,153
Loan payable (Note 7)	240,218	216,038
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	504,882	475,150

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 29th day of September 2016.

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

