Form 10-Q
period 2016-09-30
Golden Star Resource Corp.
filed 2016-11-16
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2016.

2

GOLDEN STAR RESOURCE CORP.

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

(Stated in U.S. Dollars)

(Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	SEPTEMBER 30, 2016	JUNE 30, 2016

ASSETS
Current
Cash	$47	$65
Prepaid Expenses	5,000	-
TOTAL ASSETS	$5,047	$65

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payables and accrued liabilities	$166,904	$181,705
Loan payable (Note 7)	258,012	240,218
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	507,875	504,882

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at September 30, 2016 & June 30, 2016	70	70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(609,888)	(611,877)
	(502,828)	(504,817)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$5,047	$65

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Expenses
Professional fees	$(3,717)	$-
Transfer and filing fees	$1,958	$-
Office and sundry	-	12
Interest expenses	18	-
Foreign exchange gain	(248)	-
	(1,989)	12
Net loss and comprehensive Loss	1,989	(12)
Basic and fully diluted loss per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Cash flow from operating activities:
Net loss for the period	$1,989	$(12)
Changes in non-cash working capital:
Prepaid Expenses	(5,000)	-
Accounts payables and accrued liabilities	(14,801)	(578)

Net Cash Used in Operating Activities	(17,812)	(590)

Cash flow from financing activities
Loan payable	17,794	578
Net Cash Provided by Financing Activities	17,794	578

Cash increase (decrease) in the period	(18)	(12)

Cash, beginning of period	65	16

Cash, end of period	$47	$4

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $502,828 (June 30, 2016 - $504,817), has incurred losses of $609,888 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Stated in U.S. Dollars)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash equivalents as at September 30, 2016 (June 30, 2016: $nil).

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

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”

The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company is evaluating the impact of ASU 2014-15 and an estimate of the impact to the interim consolidated financial statements cannot be made at this time.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This accounting standard supersedes all existing US GAAP revenue recognition guidance. Under ASU 2014-09, a company will recognize revenue when it transfers the control of promised goods or services to customers in an amount that reflects the consideration which the company expects to collect in exchange for those goods or services. ASU 2014-09 will require additional disclosures in the notes to the consolidated financial statements and is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is evaluating the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Stated in U.S. Dollars)

(Unaudited)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU simplifies several aspects of the accounting for employee share-based payment transactions.

ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.

The Company is evaluating the impact of the amended guidance on its interim consolidated financial statements. There have been no other accountings pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the accounting guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted in any interim or annual reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

The Company did not incur further expenditures on the property during the period ending September 30, 2016 (June 30, 2016: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Stated in U.S. Dollars)

(Unaudited)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended September 30, 2016 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of September 30, 2016, due to related parties balance of $82,959 (June 30, 2016: $82,959) represents the combination of the following:

a)	$54,959 (June 30, 2016: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2016: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

c)	$56,453 (June 30, 2016: $38,659) was payable to Dimac Capital (a related party). The amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (June 30, 2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, non-interest bearing and due on demand.

$57,858 (June 30, 2016: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

SEPTEMBER 30, 2016

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

As of September 30, 2016 due to related parties balance of $82,959 (June 30, 2016: $82,959) represents the combination of the following:

a)	54,959 (June 30, 2016: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2016: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

c)	$56,453 (June 30, 2016: $38,659) was payable to Dimac Capital (a related party). The amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of followings:

$143,700 (June 30, 2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, non-interest bearing and due on demand.

$57,858 (June 30, 2016: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, non-interest bearing and due on demand.

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

During the period, the Company incurred -$3,717 (June 30, 2016: $nil) professional fees due to a write-off of prior year audit fees.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November, 2016.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

