Form 10-Q
period 2016-12-31
Golden Star Resource Corp.
filed 2017-02-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2016.

2

GOLDEN STAR RESOURCE CORP.

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

(Stated in U.S. Dollars)

(Unaudited)

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

SIX MONTHS ENDED

DECEMBER 31, 2016 AND 2015

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

INTERM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	DECEMBER 31, 2016	JUNE 30, 2016
ASSETS

Current
Cash	$32	$65
Prepaid Expense	2,000	-

TOTAL ASSETS	$2,032	$65

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$167,348	$181,705
Loan payable (Note 7)	260,424	240,218
Due to related parties (Note 6)	82,959	82,959
TOTAL LIABILITIES	510,731	504,882

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share 100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at December 31, 2016 and June 30, 2016	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(615,760)	(611,877)
	(508,700)	(504,817)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,031	$65

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

					CUMULATIVE PERIOD
	THREE MONTHS ENDED		SIX MONTHS ENDED		FROM INCEPTION
	DECEMBER 31,		DECEMBER 31,		APRIL 21, 2006 TO
	2016	2015	2016	2015	DECEMBER 31, 2016
Expenses

Administration	$-	$-	$-	$-	$49,500
Consulting fees	-	-	-	-	98,359
Foreign exchange (gain) loss	-	-	(248)	-	(6,386)
Interest expenses(income)	18	(6)	36	6	54,272
Mineral claim maintenance fees	-	-	-	-	13,177
Office and sundry	-	13	-	13	49,355
Professional fees(recovery)	1,914	563	(1,803)	1,313	205,628
Rent	-	-	-	-	18,500
Transfer and filing fees	3,939	13,395	5,897	13,395	78,973
Travel	-	-	-	-	54,381
	5,871	13,965	3,882	14,727	615,759

Net Loss and Comprehensive Loss	(5,871)	(13,965)	(3,882)	(14,727)	(615,759)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2016	2015
Cash flow from operating activities:

Net loss for the period	$(3,882)	$(14,727)

Items not affecting cash:
Prepaid expense:	(2,000)
Accounts payables and accrued liabilities	(14,357)	(577)
Net Cash Used in Operating Activities	(20,239)	(15,304)

Cash flow from financing activities
Loan payable	20,206	15,298
Net Cash Provided by Financing Activities	20,206	15,298

Cash increase (decrease) in the period	(33)	(6)

Cash, beginning of period	65	16

Cash, end of period	$32	$10

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED DECEMBER 31, 2016

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL
Balance, June 30, 2012	7,070,000	70	106,990	-	(345,516)	(238,456)
Net loss for the year	-	-	-	-	(125,932)	(125,932)

Balance, June 30, 2013	7,070,000	70	106,990	-	(471,448)	(364,388)
Net loss for the year	-	-	-	-	(53,610)	(53,610)

Balance, June 30, 2014	7,070,000	70	106,990	-	(525,058)	(417,998)
Net loss for the year	-	-	-	-	(57,136)	(57,136)

Balance, June 30, 2015	7,070,000	70	106,990	-	(582,194)	(475,134)
Net loss for the year	-	-	-	-	(29,683)	(29,683)

Balance, June 30, 2016	7,070,000	70	106,990	-	(611,877)	(504,817)
Net loss for the period	-	-	-	-	(3,882)	(3,882)

Balance, December 31, 2016	7,070,000	70	106,990	-	(615,759)	(508,699)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Going Concern

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $508,699 (June 30, 2016 - $504,817), has incurred losses of $615,759 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments that might result from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited interim financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates. The unaudited interim financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Stated in U.S. Dollars)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. There are no cash equivalents as at December 31, 2016 (June 30, 2016: $nil).

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

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Stated in U.S. Dollars)

(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Use of Estimates and Assumptions

The preparation of unaudited interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the Date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

3.	RECENT ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS

In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The guidance is effective for the Company in the first quarter of fiscal 2017 and early adoption is permitted. Adoption of the new guidance, effective for the quarter beginning October 1, 2016, had no impact on the Company’s balance sheets or statements of operations or cash flows.

In August 2014, the FASB issued guidance on how to account for and disclose going concern risk. The guidance is effective for the Company in the second quarter of fiscal 2017 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

In March 2016, the FASB issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Stated in U.S. Dollars)

(Unaudited)

3.	RECENT ADOPTED AND NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its financial statements.

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

The Company did not incur further expenditures on the property during the six months period ending December 31, 2016 (2015: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended December 31 2016 and 2015 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of December 31, 2016, due to related parties balance of $82,959 (June 30, 2016: $82,959) represents the combination of the following:

a)	$54,959 (June 30, 2016: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2016: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 7.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Stated in U.S. Dollars)

(Unaudited)

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (June 30, 2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development (a non-related party), respectively. The loan amount is unsecured, non-interest bearing and due on demand. During the six months ended December 31 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil).

$57,858 (June 30, 2016: $57,858) was payable to Bobcat Development. The loan amount is unsecured, non-interest bearing and due on demand. During the six months ended December 31 2016 and 2015, the Company incurred and accrued interest expenses of $nil (2015: $nil).

$58,866 (June 30, 2016: $38,660) was payable to Dimac Capital (a related party). The loan amount is unsecured, non-interest bearing and due on demand. During the six months ended December 31 2016 and 2015, the Company incurred and accrued interest expenses of $nil (2015: $nil).

GOLDEN STAR RESOURCE CORPORATION

 MANAGEMENT DISCUSSION & ANALYSIS

 For the Period Ended

 DECEMBER 31, 2016

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

Our auditors have issued a going concern opinion during the year end audit. This means there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and do not anticipate generating any revenues until we begin removing and selling minerals. There is no assurance we will ever achieve these goals. Accordingly, we must raise cash from sources other than the sale of minerals in order to implement our project and stay in business. Our only other source for cash at this time is investments by others.

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

As of December 31, 2016 due to related parties balance of $82,959 (September 30, 2015: $82,959) represents the combination of the following:

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

Loan payable consists of followings:

$143,700 (June 30, 2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. For the six months ended December 31, 2016 and 2015, the vendors have waived the interest and as a result, the Company incurred and accrued interest expense of $nil (2015: $nil).

$57,858 (June 30, 2016: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, interest-bearing at 12 % per annum and due on demand. During the six months period ended December 31, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

$58,866 (June 30, 2016: $38,660) was payable to Dimac Capital (a related party). The loan amount is unsecured, interest-bearing at 12% per annum and due on demand. During the six months period ended December 30, 2016 and 2015, the Company incurred and accrued interest expense of $nil (2015: $nil) as the vendors have waived the interests.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2017.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

