Form 10-K
period 2017-06-30
Golden Star Resource Corp.
filed 2017-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2017: $0.25.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2017 (2016: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2018

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

Fiscal Year 2017	High Bid	Low Bid
Fourth Quarter 4-01-17 to 6-30-17	$0.25	$0.0
Third Quarter 1-01-17 to 3-31-17	$0.25	$0.0
Second Quarter 10-01-16 to 12-31-16	$0.25	$0.0
First Quarter 7-01-16 to 9-30-16	$0.25	$0.0

Fiscal Year 2016	High Bid	Low Bid
Fourth Quarter 4-01-16 to 6-30-16	$0.25	$0.0
Third Quarter 1-01-16 to 3-31-16	$0.25	$0.0
Second Quarter 10-01-15 to 12-31-15	$0.25	$0.0
First Quarter 7-01-15 to 9-30-15	$0.25	$0.0

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $171,940 accounts payable and accrued liabilities, $201,558 loan payable and $152,626 due to related parties) for the following: $211,740 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $90,704 for transfer and filing fees, $49,355 for office and sundry, $54,304 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $8,842 foreign exchange gain.

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

As of June 30, 2017, due to related parties balance of $152,626 (2016: $121,619) represents the combination of the following:

$54,959 (June 30, 2016: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

$28,000 (June 30, 2016: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand. Also see Note 6.

$69,667 (2016: $38,659) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$143,700 (2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development (a non-related party), respectively. The loan amount is unsecured, non-interest bearing and due on demand.

$57,858 (2016: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, non-interest bearing and due on demand.

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

JUNE 30, 2017 AND 2016

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the “Company”) or as of June 30, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, BC
September 28, 2017	Chartered Professional Accountants

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	JUNE 30, 2017	JUNE 30, 2016
ASSETS

Current
Cash	$6	$65
Prepaid fees	2,000	-
TOTAL ASSETS	$2,006	$65

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$171,940	$181,704
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	152,626	121,619
TOTAL LIABILITIES	526,124	504,881

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2017 and June 30, 2016	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(631,178)	(611,876)
	(524,118)	(504,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,006	$65

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30
	2017	2016

Expenses

Foreign exchange (gain) loss	(2,703)	(3,416)
Bank fees	68	41
Office and sundry	-	13
Professional fees	4,309	13,433
Transfer and filing fees	17,628	19,612
	19,302	29,683

Net Loss and Comprehensive Loss	(19,302)	(29,683)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30
	2017	2016

Cash flow from operating activities:

Net loss for the year	$(19,302)	$(29,683)
Items not affecting cash:
Prepaid expense	(2,000)	-
Accounts payables and accrued liabilities	(9,764)	5,552
Due to related parties	31,007	24,180

Net Cash Used in Operating Activities	(59)	49

Cash increase (decrease) in the year	(59)	49

Cash, beginning of year	65	16

Cash, end of year	$6	$65

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEAR ENDED JUNE 30, 2017 AND 2016

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2015	7,070,000	70	$106,990	$(582,193)	$(475,133)
Net loss for the year	-	-	-	(29,683)	(29,683)

Balance, June 30, 2016	7,070,000	70	106,990	(611,876)	(504,816)
Net loss for the year	-	-	-	(19,302)	(19,302)

Balance, June 30, 2017	7,070,000	70	106,990	(631,178)	(524,118)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $524,118 (June 30, 2016 - $504,816), has incurred losses of $631,178 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity and debt financing as required.

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

JUNE 30, 2017

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)	Cash

Cash consist of cash on hand and deposits in banks.

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

JUNE 30, 2017

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

The following is a summary of significant management estimates and provisions:

●	Calculation of future income taxes – the estimated future tax rate of 35% is used to calculate future income tax assets in 2017.

f)	Financial Instruments

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

JUNE 30, 2017

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements, if any.

On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements, if any.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. The Company currently evaluating the potential impact this guidance will have on its financial statements, if any.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective beginning January 1, 2018. The Company does not expect this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. The Company is currently evaluating the potential impact this guidance will have on its financial statements.

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

The Company did not incur further expenditures on the property during the year ending June 30, 2017 (2016: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the years ended June 30, 2017 and 2016 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of June 30, 2017 due to related parties balance of $152,626 (2016: $121,619) represents the combination of the following:

a)	$54,959 (June 30, 2016: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2016: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$69,667 (2016: $38,659) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$143,700 (2016: $143,700) was payable to 0787129 B.C. Ltd. (a non-related party) of which $51,272 and $34,827 were the result of the assignment and transfer from loan payable to ATP Corporate Services Corp. (a non-related party) and Bobcat Development, respectively. The loan amount is unsecured, non-interest bearing and due on demand.

$57,858 (2016: $57,858) was payable to Bobcat Development (a non-related party). The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(Stated in U.S. Dollars)

8.	INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2017	2016
Net loss for the year	$(19,302)	$(29,683)
Statutory tax rate	34.00%	34.00%
Computed expected (benefit) income taxes	(6,563)	(10,092)
Change in estimates	3,550	-
Income tax benefit not recognized	3,012	10,092
	$-	$-

Significant components of deferred income tax assets are as follows:

	2017	2016
Operating losses carried forward	$210,000	$204,000
Valuation allowance	(210,000)	(204,000)
	$-	$-

The Company has incurred operating losses of approximately $620,000 which, if unutilized, will expire through to 2037. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
	37,000	2027
	68,000	2028
	22,000	2029
	13,000	2030
	88,000	2031
	107,000	2032
	125,000	2033
	54,000	2034
	57,000	2035
	30,000	2036
	19,000	2037
Total income tax operating loss carry forward	620,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2014, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 27th day of September 2017.

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

