Form 10-Q
period 2017-12-31
Golden Star Resource Corp.
filed 2018-02-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of February 09, 2018.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

DECEMBER 31, 2017 AND 2016

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	DECEMBER 31, 2017	JUNE 30, 2017
ASSETS

Current
Cash	$6	$6
Prepaid fees	2,000	2,000
TOTAL ASSETS	$2,006	$2,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$173,725	$171,940
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	172,576	152,626
TOTAL LIABILITIES	547,859	526,124

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at December 31, 2017 and June 30, 2017	70	70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(652,913)	(631,178)
	(545,853)	(524,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,006	$2,006

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2017	2016	2017	2016

Expenses

Professional fees	$10,284	$1,914	$11,852	$(1,803)
Transfer and filing fees	4,653	3,939	8,377	5,897
Interest expenses	14	18	29	36
Foreign exchange gain	-	-	1,477	(248)
	14,951	5,871	21,735	3,882

Net loss and comprehensive Loss	(14,951)	(5,871)	(21,735)	(3,882)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	SIX MONTHS ENDED
	DECEMBER 31
	2017	2016

Cash flow from operating activities:

Net loss for the period	$(21,735)	$(3,882)
Items not affecting cash:
Prepaid expense	-	(2,000)
Accounts payables and accrued liabilities	1,785	(14,357)
Due to related parties	19,950	-

Net Cash Used in Operating Activities	-	(20,239)

Cash flow from financing activities
Loan payable	-	20,206
Net Cash Provided by Financing Activities	-	20,206

Cash increase (decrease) in the period	-	(33)

Cash, beginning of period	6	65

Cash, end of period	$6	$32

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2015	7,070,000	70	106,990	(582,193)	(475,133)
Net loss for the year	-	-	-	(29,683)	(29,683)

Balance, June 30, 2016	7,070,000	70	106,990	(611,876)	(504,816)
Net loss for the year	-	-	-	(19,302)	(19,302)

Balance, June 30, 2017	7,070,000	70	106,990	(631,178)	(524,118)
Net loss for the period	-	-	-	(21,735)	(21,735)

Balance, December 31, 2017	7,070,000	70	106,990	(652,913)	(545,853)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $545,853 (June 30, 2017 - $524,118), has incurred losses of $652,913 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

The Company did not incur further expenditures on the property during the period ending December 31, 2017 (June 30, 2017: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended December 31, 2017 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of December 31, 2017 due to related parties balance of $172,576 (June 30, 2017: $152,626) represents the combination of the following:

a)	$54,959 (June 30, 2017: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2017: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$89,617 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

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

DECEMBER 31, 2017

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

Currently, we do not have sufficient funds for our intended business operation. One of our officers and directors, has agreed in financing the related operating expenditures to maintain the Company. The foregoing agreement is oral; we have nothing in writing. While it was agreed to advance the funds, the agreement is unenforceable as a matter of law because no consideration was given. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Since inception, we have issued 7,070,000 shares of our common stock and received $107,060.

In April 2006, we issued 3,000,000 shares of common stock to a former officer and director, in consideration of $30 and we issued 3,000,000 shares of common stock to one of our officers and directors in consideration of $30 pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993.

We issued 1,070,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

As of December 31, 2017, due to related parties balance of $172,576 (June 30, 2017: $152,626) represents the combination of the following:

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

$89,617 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All requirements have been met until the next annual due date of September 1, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2018.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

