Form 10-Q
period 2018-03-31
Golden Star Resource Corp.
filed 2018-05-14
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2018.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

THREE MONTHS ENDED

MARCH 31, 2018 AND 2017

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

INTERM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS

Current
Cash	$-	$6
Prepaid fees	5,417	2,000
TOTAL ASSETS	5,417	2,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$175,726	$171,940
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	181,099	152,626
TOTAL LIABILITIES	558,383	526,124

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at March 31, 2018 & June 30, 2017	$70	$70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(660,026)	(631,178)
	(552,966)	(524,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$5,417	$2,006

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Expenses

Foreign exchange (gain) loss	$37	$-	$1,514	$(248)
Interest expenses	14	18	42	54
Office and sundry	2,000	-	2,000	-
Professional fees	1,265	1,739	13,117	(64)
Transfer and filing fees	3,797	4,073	12,175	9,970
	7,113	5,830	28,848	9,712

Net Loss and Comprehensive Loss	$(7,113)	$(5,830)	$(28,848)	$(9,712)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2018	2017
Cash flow from operating activities:

Net loss for the period	$(28,848)	$(9,712)
Items not affecting cash:
Prepaid expense	(3,417)	(5,000)
Accounts payables and accrued liabilities	3,786	(13,150)
Due to related parties	28,473	-
Net Cash Used in Operating Activities	(6)	(27,862)

Cash flow from financing activities
Loan Payable	-	27,811
Net Cash Provided by Financing Activities	-	27,811

Cash increase (decrease) in the period	(6)	(51)

Cash, beginning of period	6	65

Cash, end of period	$0	$14

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED MARCH 31, 2018

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2015	7,070,000	$70	$106,990	$(582,193)	$(475,133)
Net loss for the year	-	-	-	(29,683)	(29,683)

Balance, June 30, 2016	7,070,000	$70	$106,990	$(611,876)	$(504,816)
Net loss for the year	-	-	-	(19,302)	(19,302)

Balance, June 30, 2017	7,070,000	$70	$106,990	$(631,178)	$(524,118)
Net loss for the period	-	-	-	(28,848)	(28,848)

Balance, March 31, 2018	7,070,000	$70	$106,990	$(660,026)	$(552,966)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2018

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $552,967 (June 30, 2017 - $524,118), has incurred losses of $660,026 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

MARCH 31, 2018

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

MARCH 31, 2018

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

MARCH 31, 2018

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

MARCH 31, 2018

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

The Company did not incur further expenditures on the property during the period ending March 31, 2018 (June 30, 2017: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2018

(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended March 31, 2018 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of March 31, 2018 due to related parties balance of $172,576 (June 30, 2017: $152,626) represents the combination of the following:

a)	$54,959 (June 30, 2017: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2017: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$98,140 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2017: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

MARCH 31, 2018

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

As of March 31, 2018, due to related parties balance of $181,099 (June 30, 2017: $152,626) represents the combination of the following:

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

$98,140 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$201,558 (June 30, 2017: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

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

Location Map:

HUMBOLDT
Winnemucca
Wells
Elko
ELKO
PERSHING
Lovelock
WASHOE
Reno
LANDER
EUREKA
CHURCHILL
Fallon
Austin
STOREY
LYON
BER
Property
WHITE PINE
Ely
DOUGLAS
Hawthorne
MINERAL
Tonopah
NYE
ESMERALDA
LINCOLN
Caliente
Beatty
CLARK
MILES
Nevada

Claim Map:

TO US 50
NEV. 361
9
BM 5324
T14N R35E
The NW Corner of GSR 1 bears S42°09'W and is 2,685' from BM 5324
GSR 1
GSR 3
GSR 2
GSR 4
16
The SW Corner of GSR 4 bears N44°06'W and is 1,166' from BM 5260
BM 5260
TO GABBS
GSR 1-4 Claims
Churchill County, Nevada
= Paved Highway
= Unpaved Track
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of May, 2018.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

