Form 10-K
period 2018-06-30
Golden Star Resource Corp.
filed 2018-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2018: $1.11.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2018 (2017: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2019

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

Fiscal Year 2018	High Bid	Low Bid
Fourth Quarter 4-01-18 to 6-30-18	$1.11	$0.0
Third Quarter 1-01-18 to 3-31-18	$1.50	$0.0
Second Quarter 10-01-17 to 12-31-17	$0.51	$0.0
First Quarter 7-01-17 to 9-30-17	$0.25	$0.0

Fiscal Year 2017	High Bid	Low Bid
Fourth Quarter 4-01-17 to 6-30-17	$0.25	$0.0
Third Quarter 1-01-17 to 3-31-17	$0.25	$0.0
Second Quarter 10-01-16 to 12-31-16	$0.25	$0.0
First Quarter 7-01-16 to 9-30-16	$0.25	$0.0

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $178,445 accounts payable and accrued liabilities, $201,558 loan payable and $182,628 due to related parties) for the following: $225,076 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $107,640 for transfer and filing fees, $53,855 for office and sundry, $54,360 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $7,328 foreign exchange gain.

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

As of June 30, 2018, due to related parties balance of $182,628 (June 30, 2017: $152,626) represents the combination of the following:

$54,959 (June 30, 2017: $54,959) owed to a company controlled by a director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2017: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$99,669 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the Company) as of June 30, 2018 and 2017, and the related statements of operations, comprehensive loss, stockholders' (deficiency) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from inception and has not generated revenue to date. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

MNP

We have served as the Company’s auditor since 2011.

Vancouver, British Columbia

September 27, 2018	Chartered Professional Accountants

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2018	June 30, 2017
ASSETS

Current
Cash	$5	$6
Prepaid fees	2,166	2,000
TOTAL ASSETS	2,171	2,006

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities (Note 8)	$178,445	$171,940
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	182,628	152,626
TOTAL LIABILITIES	562,631	526,124

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2018 & June 30, 2017	$70	$70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(667,520)	(631,178)
	(560,460)	(524,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,171	$2,006

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2018	2017
Expenses

Foreign exchange loss (gain)	$1,514	$(2,703)
Bank fees	56	68
Professional fees	13,336	4,309
Office expenses	4,500	-
Transfer and filing fees	16,936	17,628
	36,342	19,302

Net Loss and Comprehensive Loss	$(36,342)	$(19,302)

Basic and fully diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2018	2017

Cash flow from operating activities:

Net loss for the period	$(36,342)	$(19,302)
Items not affecting cash:
Prepaid fees	(166)	(2,000)
Accounts payables and accrued liabilities	6,505	(9,764)
Net Cash Used in Operating Activities	(30,003)	(31,066)

Cash flow from financing activities
Due to related parties	30,002	31,007
Net Cash Provided by Financing Activities	30,002	31,007

Cash decrease in the year	(1)	(59)

Cash, beginning of year	6	65

Cash, end of year	$5	$6

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEAR ENDED JUNE 30, 2018 AND 2017

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE YEAR	TOTAL

Balance, June 30, 2016	7,070,000	$70	$106,990	$(611,876)	$(504,816)
Net loss for the year				(19,302)	(19,302)

Balance, June 30, 2017	7,070,000	$70	$106,990	$(631,178)	$(524,118)
Net loss for the year				(36,342)	(36,342)

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $560,460 (June 30, 2017 - $524,118), has incurred losses of $667,520 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

JUNE 30, 2018 AND 2017

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

JUNE 30, 2018 AND 2017

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

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). The new guidance provides amendments clarify the guidance in No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements, if any.

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

In November, 2016, the FASB issued ASU 2016-18, Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements, if any. The Company does not expect this guidance to have a material impact on its financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on its financial statements.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies may apply the new guidance using either the full retrospective transition method, which requires restating each prior period presented, or the modified retrospective transition method, under which the new guidance is applied to the current period presented in the financial statements and a cumulative-effect adjustment is recorded as of the date of adoption. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact this guidance will have on its financial statements. The Company does not expect this guidance to have a material impact on its financial statements.

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

The Company did not incur further expenditures on the property during the year ended June 30, 2018 and 2017 due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2018 and 2017 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of June 30, 2018 due to related parties balance of $182,628 (June 30, 2017: $152,626) represents the combination of the following:

a)	$54,959 (June 30, 2017: $54,959) owed to a company controlled by a director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2017: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$99,669 (June 30, 2017: $69,667) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2017: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8.	ACCOUNTS PAYABLE

As of June 30, 2018 accounts payable balance of $178,445 (June 30, 2017: $171,940) represents payable related to company operation and administration.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

(Stated in U.S. Dollars)

9.	INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2018	2017
Net loss for the year	$(36,342)	$(19,302)
Statutory tax rate	27.50%	34.00%
Computed expected (benefit) income taxes	(9,994)	(6,563)
Change in estimates	-	3,550
Income tax benefit not recognized	9,994	3,013
	$-	$-

Significant components of deferred income tax assets are as follows:

	2018	2017
Operating losses carried forward	$140,000	$210,000
Valuation allowance	(140,000)	(210,000)
	$-	$-

The Company has incurred operating losses of approximately $656,000 which, if unutilized, will expire through to 2038. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
	37,000	2027
	68,000	2028
	22,000	2029
	13,000	2030
	88,000	2031
	107,000	2032
	125,000	2033
	54,000	2034
	57,000	2035
	30,000	2036
	19,000	2037
	36,000	2038
Total income tax operating loss carry forward	656,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2018, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2018 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	66	President, Principal Executive Officer and a member
3390 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	49	Principal Accounting Officer, Principal Financial
3390 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2018. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

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

2017	$10,000	MNP LLP
2016	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2017	$5,100	MNP LLP
2016	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017	$	nil	MNP LLP
2016	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$	nil	MNP LLP
2016	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2018.

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

