Form 10-Q
period 2018-09-30
Golden Star Resource Corp.
filed 2018-11-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2018.

2

PART I – FINANCIAL INFORMATION

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

THREE MONTHS ENDED

SEPTEMBER 30, 2018 AND 2017

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	SEPT 30, 2018	JUNE 30, 2018
ASSETS
Current
Cash	$68	$5
Prepaid fees	5,417	2,166
TOTAL ASSETS	$5,485	$2,171

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current
Accounts payables and accrued liabilities	$170,738	$178,445
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	199,413	182,628
TOTAL LIABILITIES	571,709	562,631

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at September 30, 2018 and June 30, 2018	70	70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(673,284)	(667,520)
	(566,224)	(560,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,485	$2,171

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30,
	2018	2017

Expenses

Foreign exchange (gain) loss	$-		$1,477
Bank fees	12		14
Professional fees	1,500		1,568
Office expenses	1,000		-
Transfer and filing fees	3,252		3,724
	5,764		6,783

Net Loss and Comprehensive Loss	$(5,764)		(6,783)
		$
Basic and fully diluted loss per share	$(0.00)		$(0.00)

Weighted average number of common shares outstanding	7,070,000		7,070,000

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30
	2018	2017
Cash flow from operating activities:

Net loss for the period	$(5,764)	$(6,783)
Change in working capital Items:
Prepaid expense	(3,251)	(3,000)
Accounts payable and accrued liabilities	(7,707)	(988)
Net Cash Used in Operating Activities	(16,722)	(10,771)

Cash flow from financing activities
Due to related parties	16,785	10,766
Net Cash Provided by Financing Activities	16,785	10,766

Cash increase (decrease) in the period	63	(5)

Cash, beginning of period	5	6

Cash, end of period	$68	$1

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

					DEFICIT
	NUMBER			ACCUMULATED	ACCUMULATED
	OF		ADDITIONAL	OTHER	DURING THE
	COMMON	PAR	PAID-IN	COMPREHENSIVE	EXPLORATION
	SHARES	VALUE	CAPITAL	INCOME	STAGE	TOTAL
Balance, June 30, 2016	7,070,000	70	106,990	-	(611,876)	(504,816)
Net loss for the year	-	-	-	-	(19,302)	(19,302)

Balance, June 30, 2017	7,070,000	70	106,990	-	(631,178)	(524,118)
Net loss for the period					(6,783)	(6,783)

Balance, September 30, 2017	7,070,000	70	106,990	-	(637,961)	(530,901)

Balance, June 30, 2018	7,070,000	70	106,990	-	(667,520)	(560,460)
Net loss for the period					(5,764)	(5,764)
Balance, September 30, 2018	7,070,000	70	106,990	-	(673,284)	(566,224)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $566,224 (June 30, 2018 - $560,460), has incurred losses of $673,284 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Financial Instruments

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)	Foreign Currency Translation

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The Company did not incur further expenditures on the property during the period ending September 30, 2018 (June 30, 2018: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended September 30, 2018 and it has no stock option plan, warrants or other dilutive securities.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Stated in U.S. Dollars)

6.	DUE TO RELATED PARTIES

As of September 30, 2018 due to related parties balance of $199,413 (June 30, 2018: $182,628) represents the combination of the following:

a)	$54,959 (June 30, 2018: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2018: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$116,454 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2018: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8.	ACCOUNTS PAYABLE

As of September 30, 2018 accounts payable balance of $170,738 (June 30, 2018: $178,445) represents payable related to company operation and administration.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

SEPTEMBER 30, 2018

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

As of September 30, 2018, due to related parties balance of $199,413 (June 30, 2018: $182,628) represents the combination of the following:

$54,959 (June 30, 2018: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2018: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$116,454 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$201,558 (June 30, 2018: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All requirements have been met until the next annual due date of September 1, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2018.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

