Form 10-Q
period 2018-12-31
Golden Star Resource Corp.
filed 2019-02-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2018.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED

DECEMBER 31, 2018 AND 2017

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	DECEMBER 31, 2018	JUNE 30, 2018
ASSETS

Current
Cash	$54	$5
Prepaid fees	2,167	2,166
TOTAL ASSETS	2,221	2,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$180,292	$178,445
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	201,062	182,628
TOTAL LIABILITIES	582,912	562,631

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at December 31, 2018 & June 30, 2018	$70	$70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(687,751)	(667,520)
	(580,691)	(560,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,221	$2,171

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2018	2017	2018	2017

Expenses

Foreign exchange loss (gain)	$-	$-	$-	$1,477
Bank fees	13	14	23	29
Professional fees	8,555	10,284	10,055	11,852
Office expenses	1,000	-	2,000	-
Transfer and filing fees	4,899	4,653	8,153	8,377
	14,467	14,951	20,231	21,735

Net Loss and Comprehensive Loss	$(14,467)	$(14,951)	$(20,231)	$(21,735)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	SIX MONTHS ENDED
	DECEMBER 31,
	2018	2017

Cash flow from operating activities:

Net loss for the period	$(20,231)	$(21,735)

Change in working capital items:
Prepaid expense	(1)	-
Accounts payables and accrued liabilities	1,847	1,785
Net Cash Used in Operating Activities	(18,385)	(19,950)

Cash flow from financing activities
Due to related parties	18,434	19,950
Net Cash Provided by Financing Activities	18,434	19,950

Cash increase in the period	49	-

Cash, beginning of period	5	6

Cash, end of period	$54	$6

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED DECEMBER 31, 2018

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2017	7,070,000	$70	$106,990	$(631,178)	$(524,118)
Net loss for the period				(21,735)	(21,735)

Balance, December 31, 2017	7,070,000	$70	$106,990	$(652,913)	$(545,853)

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)
Net loss for the period				(20,231)	(20,231)

Balance, December 31, 2018	7,070,000	$70	$106,990	$(687,751)	$(580,691)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

2.	BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of December 31, 2018 and for all interim periods presented herein have been reflected in these financial statements and the notes thereto. Interim results for the six-month period ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended June 30, 2018.

GOING CONCERN

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $580,691 (June 30, 2018 - $560,459), has incurred losses of $687,751 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Stated in U.S. Dollars)

3.	RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The following accounting standards were adopted by the Company effective July 1, 2018:

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

The adoption of the standards above has no impact on the Company’s financial statements.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Stated in U.S. Dollars)

3.	RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD (Continued)

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

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

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which amends its guidance to allow a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for the stranded income tax effects resulting from The Tax Cuts and Jobs Act of 2017 (the Tax Act). The amendments are effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the hedge accounting recognition and presentation requirements to better align an entity’s risk management activities with its financial reporting. This standard also simplifies the application of hedge accounting in certain situations. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The new guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

The Company did not incur further expenditures on the property during the period ending December 31, 2018 (June 30, 2018: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Stated in U.S. Dollars)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended December 31, 2018 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of December 31, 2018 due to related parties balance of $201,062 (June 30, 2018: $182,628) represents the combination of the following:

a)	$54,959 (June 30, 2018: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2018: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$118,102 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2018: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8.	ACCOUNTS PAYABLE

As of December 31, 2018 accounts payable balance of $180,292 (June 30, 2018: $178,445) represents payable related to company operation and administration.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

DECEMBER 31, 2018

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

As of December 31, 2018, due to related parties balance of $201,062 (June 30, 2018: $182,628) represents the combination of the following:

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

$118,102 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2019.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

