Form 10-Q
period 2019-03-31
Golden Star Resource Corp.
filed 2019-05-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of March 31, 2019.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED

MARCH 31, 2019 AND 2018

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	MARCH 31, 2019	JUNE 30, 2018
ASSETS

Current
Cash	$40	$5
Prepaid fees	5,417	2,166
TOTAL ASSETS	5,457	2,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$181,380	$178,445
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	209,567	182,628
TOTAL LIABILITIES	592,505	562,631

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share 100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at March 31, 2019 & June 30, 2018	$70	$70
Additional paid in capital	106,990	106,990
Deficit Accumulated During the Exploration Stage	(694,108)	(667,520)
	(587,048)	(560,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,457	$2,171

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2019	2018	2019	2018

Expenses

Foreign exchange loss	$-	$37	$-	$1,514
Bank fees	16	14	39	42
Professional fees	1,294	1,265	11,349	13,117
Office expenses	1,000	2,000	3,000	2,000
Transfer and filing fees	4,047	3,797	12,200	12,175
	6,357	7,113	26,588	28,848

Net Loss and Comprehensive Loss	$(6,357)	$(7,113)	$(26,588)	$(28,848)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	NINE MONTHS ENDED
	MARCH 31,
	2019	2018

Cash flow from operating activities:

Net loss for the period	$(26,588)	$(28,848)

Change in working capital items:
Prepaid expense	(3,250)	(3,417)
Accounts payables and accrued liabilities	2,934	3,786
Net Cash Used in Operating Activities	(26,904)	(28,479)

Cash flow from financing activities
Due to related parties	26,939	28,473
Net Cash Provided by Financing Activities	26,939	28,473

Cash increase in the period	35	(6)

Cash, beginning of period	5	6

Cash, end of period	$40	$-

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED MARCH 31, 2019

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2017	7,070,000	$70	$106,990	$(631,178)	$(524,118)
Net loss for the period				(28,848)	(28,848)

Balance, March 31, 2018	7,070,000	$70	$106,990	$(660,026)	$(552,966)

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)
Net loss for the period				(26,588)	(26,588)

Balance, March 31, 2019	7,070,000	$70	$106,990	$(694,108)	$(587,048)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019

(Stated in U.S. Dollars)

(Unaudited)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. During the year ended June 30, 2014, the Company entered into an agreement with Kee Nez Resources and acquired a resource property in Nevada (Note 4). Currently, the Company is actively looking for other mineral properties for its planned business operation.

2.	BASIS OF PRESENTATION AND GOING CONCERN

BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The condensed interim financial statements reflect all normal recurring adjustments, which, in the portion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these condensed interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and accompanying notes filed in Form 10-K for the year ended June 30, 2018 filed on September 28, 2018 with the U.S. Securities and Exchange Commission.

GOING CONCERN

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $587,048 (June 30, 2018 - $560,460), has incurred losses of $694,108 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019

(Stated in U.S. Dollars)

(Unaudited)

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

MARCH 31, 2019

(Stated in U.S. Dollars)

(Unaudited)

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

The Company did not incur further expenditures on the property during the period ending March 31, 2019 (June 30, 2018: $nil) due to lack of cash.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2019

(Stated in U.S. Dollars)

(Unaudited)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended December 31, 2018 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of March 31, 2019 due to related parties balance of $209,567 (June 30, 2018: $182,628) represents the combination of the following:

a)	$54,959 (June 30, 2018: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2018: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$126,608 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2018: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8.	ACCOUNTS PAYABLE

As of March 31, 2019 accounts payable balance of $181,380 (June 30, 2018: $178,445) represents payable related to company operation and administration.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

MARCH 31, 2019

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

As of March 31, 2019, due to related parties balance of $209,567 (June 30, 2018: $182,628) represents the combination of the following:

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

$126,608 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2019.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

