Form 10-K
period 2019-06-30
Golden Star Resource Corp.
filed 2019-09-30
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52837

GOLDEN STAR RESOURCE CORP.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

#300 – 500 North Rainbow Blvd

Las Vegas, Nevada

89107

(Address of principal executive offices, including zip code.)

(210) 862-3372

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2019: $0.90.

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on April 21, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either development or production stages. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number (210) 862-3372. Ms. Miller, our secretary/treasurer, provides our office space on a rent-free basis.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2019 (2018: $nil) due to a lack of cash.

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

Our Office

Our business office is located at #300 – 500 North Rainbow Blvd, Las Vegas, Nevada 89107. This is our mailing address as well. Our telephone number is (210) 862-3372. We use this space on a rent free basis.

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

All requirements have been met until the next annual due date of September 1, 2020

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

Fiscal Year 2019	High Bid	Low Bid
Fourth Quarter 4-01-19 to 6-30-19	$0.90	$0.0
Third Quarter 1-01-19 to 3-31-19	$1.05	$0.0
Second Quarter 10-01-18 to 12-31-18	$1.11	$0.0
First Quarter 7-01-18 to 9-30-18	$1.11	$0.0

Fiscal Year 2018	High Bid	Low Bid
Fourth Quarter 4-01-18 to 6-30-18	$1.11	$0.0
Third Quarter 1-01-18 to 3-31-18	$1.50	$0.0
Second Quarter 10-01-17 to 12-31-17	$0.51	$0.0
First Quarter 7-01-17 to 9-30-17	$0.25	$0.0

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

As of June 30, 2019, due to related parties balance of $211,541 (June 30, 2018: $182,628) represents the combination of the following:

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

$128,582 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2019 AND 2018

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2019 AND 2018

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the “Company”) as of June 30, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ (deficiency) equity, and cash flows for years then ended, and the related note (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception and has not generated revenue to date. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

MNP

We have served as the Company’s auditor since 2011.

Vancouver, British Columbia

September 27, 2019	Chartered Professional Accountants

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2019	June 30, 2018
ASSETS

Current
Cash	$16	$5
Prepaid fees	2,167	2,166
TOTAL ASSETS	2,183	2,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$182,436	$178,445
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	211,541	182,628
TOTAL LIABILITIES	595,535	562,631

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2019 & June 30, 2018	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(700,412)	(667,520)
	(593,352)	(560,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,183	$2,171

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2019	2018
Expenses

Foreign exchange loss (gain)	$(9)	$1,514
Bank fees	54	56
Professional fees	11,349	13,336
Office expenses	4,500	4,500
Transfer and filing fees	16,998	16,936
	32,892	36,342

Net Loss and Comprehensive Loss	$(32,892)	$(36,342)

Basic and fully diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2019	2018

Cash flow from operating activities:

Net loss for the period	$(32,892)	$(36,342)
Items not affecting cash:
Prepaid expense	(1)	(166)
Accounts payables and accrued liabilities	3,991	6,505
Net Cash Used in Operating Activities	(28,902)	(30,003)

Cash flow from financing activities
Due to related parties	28,913	30,002
Net Cash Provided by Financing Activities	28,913	30,002

Cash increase (decrease) in the period	11	(1)

Cash, beginning of period	5	6

Cash, end of period	$16	$5

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE YEAR ENDED JUNE 30, 2019 AND 2018

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2017	7,070,000	$70	$106,990	$(631,178)	$(524,118)
Net loss for the period				(36,342)	(36,342)

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)
Net loss for the period				(32,892)	(32,892)

Balance, June 30, 2019	7,070,000	$70	$106,990	$(700,412)	$(593,352)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

GOING CONCERN

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $593,352 (June 30, 2018 - $560,460), has incurred losses of $700,412 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements reflect all normal recurring adjustments, which, in the portion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and accompanying notes filed in Form 10-K for the year ended June 30, 2019 filed on September 27, 2019 with the U.S. Securities and Exchange Commission.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

(Stated in U.S. Dollars)

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2019 and 2018.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

Comprehensive Income (Loss)

The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income – Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.

Earnings (Loss) Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each period. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended June 30, 2019 and 2018 because the inclusion of such underlying shares would have had an anti-dilutive effect.

Financial Instruments and Fair Value of Financial Instruments

Fair Value of Financial Instruments – the Company adopted SFAS ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

(Stated in U.S. Dollars)

As at June 30, 2019, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The Company’s financial instruments are cash, accounts payable and accrued liabilities, loan payable and due to related party. The recorded values of cash and cash equivalents, accounts payable and accrued liabilities and loan payable approximate their fair values based on their short-term nature.

3.	RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The following accounting standards were adopted by the Company effective July 1, 2018:

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update provided clarity and reduced both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance reduced diversity in practice in how certain transactions are classified in the statement of cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to the guidance enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments clarified the definition of a business. The amendments affect all companies that must determine whether they have acquired or sold a business.

The adoption of the standards above has no impact on the Company’s financial statements.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2017, the FASB issued ASU 2017-11”Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

(Stated in U.S. Dollars)

3.	RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD (Continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. For all entities, amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification (ASC) Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective for use for fiscal years beginning after December 15, 2018.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow statements.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The Company did not incur further expenditures on the property during the period ending June 30, 2019 (June 30, 2018: $nil) due to lack of cash.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2019 and 2018 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of June 30, 2019 due to related parties balance of $211,541 (June 30, 2018: $182,628) represents the combination of the following:

a)	$54,959 (June 30, 2018: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2018: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$128,582 (June 30, 2018: $99,669) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2018: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

(Stated in U.S. Dollars)

8.	INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2019	2018
Net loss for the year	$(32,892)	$(36,342)
Statutory tax rate	21.00%	27.50%
Computed expected (benefit) income taxes	(6,907)	(9,994)
Income tax benefit not recognized	6,907	9,994
	$-	$-

Significant components of deferred income tax assets are as follows:

	2019	2018
Operating losses carried forward	$140,000	$140,000
Valuation allowance	(140,000)	(140,000)
	$-	$-

The Company has incurred operating losses of approximately $689,000 which, if unutilized, will expire through to 2039. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
	37,000	2027
	68,000	2028
	22,000	2029
	13,000	2030
	88,000	2031
	107,000	2032
	125,000	2033
	54,000	2034
	57,000	2035
	30,000	2036
	19,000	2037
	36,000	2038
	33,000	2039
Total income tax operating loss carry forward	689,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2019, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2019 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2019. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2019	0	0	0	0	0	0	0	0
President & CEO	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Marilyn Miller	2019	0	0	0	0	0	0	0	0
CAO, CFO &	2018	0	0	0	0	0	0	0	0
Secretary/Treasurer	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Egil Livgard	2019	0	0	0	0	0	0	0	0
(resigned 10/07)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

Kathrine MacDonald	2019	0	0	0	0	0	0	0	0
(resigned 9/08)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

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

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Steven Bergstrom	0	0%
3390 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3390 Toopal Drive
Oceanside, California 92058

All Officers and Directors	3,000,000	42.43%
as a Group (2 persons)

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above “promoters” as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only “promoters” of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

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

2018	$10,000	MNP LLP
2017	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2018	$5,100	MNP LLP
2017	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$	nil	MNP LLP
2017	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	$	nil	MNP LLP
2017	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 27th day of September 2019.

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

