Form 10-Q
period 2019-09-30
Golden Star Resource Corp.
filed 2019-11-13
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 30, 2019.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	September 30, 2019	June 30, 2019

ASSETS

Current
Cash	$280	$16
Prepaid fees	5,417	2,167
TOTAL ASSETS	5,697	2,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$184,896	$182,436
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	226,386	211,541
TOTAL LIABILITIES	612,840	595,535

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at September 30, 2019 & June 30, 2019	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(714,203)	(700,412)
	(607,143)	(593,352)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$5,697	$2,183

Nature of operations and going concern (note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30,
	2019	2018
Expenses

Foreign exchange loss (gain)	$(130)	$-
Bank fees	13	12
Professional fees	8,768	1,500
Office expenses	1,000	1,000
Transfer and filing fees	4,140	3,252
	13,791	5,764

Net Loss and Comprehensive Loss	$(13,791)	$(5,764)

Basic and fully diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30,
	2019	2018

Cash flow from operating activities:

Net loss for the period	$(13,791)	$(5,764)
Items not affecting cash:
Prepaid expense	(3,250)	(3,251)
Accounts payables and accrued liabilities	2,460	(7,707)
Net Cash Used in Operating Activities	(14,581)	(16,722)

Cash flow from financing activities
Due to related parties	14,845	16,785
Net Cash Provided by Financing Activities	14,845	16,785

Cash increase (decrease) in the period	264	63

Cash, beginning of period	16	5

Cash, end of period	$280	$68

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)
Net loss for the period				(5,764)	(5,764)

Balance, September 30, 2018	7,070,000	$70	$106,990	$(673,284)	$(566,224)

Balance, June 30, 2019	7,070,000	$70	$106,990	$(700,412)	$(593,352)
Net loss for the period				(13,791)	(13,791)

Balance, September 30, 2019	7,070,000	$70	$106,990	$(714,203)	$(607,143)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Stated in U.S. Dollars)

(Unaudited)

1.	NATURE OF OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage. Currently, the Company is actively looking for mineral properties for its planned business operation.

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $607,143 (June 30, 2019 - $593,352), has incurred losses of $714,203 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments that might result from this uncertainty.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Stated in U.S. Dollars)

(Unaudited)

3.	RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The following accounting standards were adopted by the Company effective July 1, 2019:

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

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2017, the FASB issued ASU 2017-11“Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The Company did not incur further expenditures on the property during the period ended September 30, 2019 (June 30, 2019: $nil) due to lack of cash. The value of mineral property was written off in prior years.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Stated in U.S. Dollars)

(Unaudited)

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended September 30, 2019 and June 30, 2019 and it has no stock option plan, warrants or other dilutive securities.

6.	DUE TO RELATED PARTIES

As of September 30, 2019, due to related parties balance of $226,386 (June 30, 2019: $211,541) represents the combination of the following:

a)	$54,959 (June 30, 2019: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2019: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$143,427 (June 30, 2019: $128,582) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

SEPTEMBER 30, 2019

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

As of September 30, 2019, due to related parties balance of $226,386 (June 30, 2019: $211,541) represents the combination of the following:

$54,959 (June 30, 2019: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2019: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$143,427 (June 30, 2019: $128,582) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$201,558 (June 30, 2019: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All requirements have been met until the next annual due date of September 1, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2019.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

