Form 10-K
period 2020-06-30
Golden Star Resource Corp.
filed 2020-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2020: $0.19.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2020 (2019: $nil) due to a lack of cash.

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

Fiscal Year 2020	High Bid	Low Bid
Fourth Quarter 4-01-20 to 6-30-20	$0.60	$0.0
Third Quarter 1-01-20 to 3-31-20	$0.60	$0.0
Second Quarter 10-01-19 to 12-31-19	$0.80	$0.0
First Quarter 7-01-19 to 9-30-19	$0.90	$0.0

Fiscal Year 2019	High Bid	Low Bid
Fourth Quarter 4-01-19 to 6-30-19	$0.90	$0.0
Third Quarter 1-01-19 to 3-31-19	$1.05	$0.0
Second Quarter 10-01-18 to 12-31-18	$1.11	$0.0
First Quarter 7-01-18 to 9-30-18	$1.11	$0.0

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

As of June 30, 2020, due to related parties balance of $238,320 (June 30, 2019: $211,541) represents the combination of the following:

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

$155,360 (June 30, 2019: $128,582) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2020 AND 2019

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEAR ENDED

JUNE 30, 2020 AND 2019

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the Company) as of June 30, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

We have served as the Company’s auditor since 2011.

Vancouver, BC, Canada

September 28, 2020

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2020	June 30, 2019
ASSETS

Current
Cash	$29	$16
Prepaid fees	2,167	2,167
TOTAL ASSETS	2,196	2,183

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$190,254	$182,436
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	238,320	211,541
TOTAL LIABILITIES	630,132	595,535

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2020 and June 30, 2019	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(734,996)	(700,412)
	(627,936)	(593,352)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,196	$2,183

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2020	2019
Expenses

Foreign exchange loss (gain)	$(131)	$(9)
Bank fees	53	54
Professional fees	9,366	11,349
Office expenses	6,076	4,500
Transfer and filing fees	19,220	16,998
	34,584	32,892

Net Loss and Comprehensive Loss	$(34,584)	$(32,892)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	JUNE 30,
	2020	2019

Cash flow from operating activities:

Net loss for the period	$(34,584)	$(32,892)
Items not affecting cash:
Prepaid expense	-	(1)
Accounts payables and accrued liabilities	7,818	3,991
Net Cash Used in Operating Activities	(26,766)	(28,902)

Cash flow from financing activities
Due to related parties	26,779	28,913
Net Cash Provided by Financing Activities	26,779	28,913

Cash increase (decrease) in the period	13	11

Cash, beginning of period	16	5

Cash, end of period	$29	$16

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

FOR THE PERIOD ENDED JUNE 30, 2020 AND 2019

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2018	7,070,000	$70	$106,990	$(667,520)	$(560,460)
Net loss for the period				(32,892)	(32,892)

Balance, June 30, 2019	7,070,000	$70	$106,990	$(700,412)	$(593,352)
Net loss for the period				(34,584)	(34,584)

Balance, June 30, 2020	7,070,000	$70	$106,990	$(734,996)	$(627,936)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

(Stated in U.S. Dollars)

1.    NATURE OF OPERATIONS AND GOING CONCERN

Organization

GOLDEN STAR RESOURCE CORP. (“the Company”) was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $627,936 (June 30, 2019 - $593,352), has incurred losses of $734,995 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

In March 2020, the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

(Stated in U.S. Dollars)

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2020 and 2019.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended June 30, 2020 and 2019 because the inclusion of such underlying shares would have had an anti-dilutive effect.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

(Stated in U.S. Dollars)

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As at June 30, 2020, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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

3.    RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The following accounting standards were adopted by the Company effective July 1, 2019:

In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to Common Stockholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ (deficit) equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

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

JUNE 30, 2020 and 2019

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

The Company did not incur further expenditures on the property during the period ended June 30, 2020 (June 30, 2019: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5.    CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2020 and June 30, 2019 and it has no stock option plan, warrants or other dilutive securities.

6.    DUE TO RELATED PARTIES

As of June 30, 2020, due to related parties balance of $238,320 (June 30, 2019: $211,541) represents the combination of the following:

a)	$54,959 (June 30, 2019: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2019: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$155,361 (June 30, 2019: $128,582) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.    LOAN PAYABLE

Loan payable consists of the following:

$201,558 (June 30, 2019: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

(Stated in U.S. Dollars)

8.    INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates.

	2020	2019
Net loss for the year	$(34,584)	$(32,892)
Statutory tax rate	21.00%	21.00%

Computed expected (benefit) income taxes	(7,263)	(6,907)
Income tax benefit not recognized	7,263	6,907
Income tax expense	$-	$-

Significant components of deferred income tax assets are as follows:

	2020	2019
Net operating losses carried forward	$150,000	$144,704
Valuation allowance	(150,000)	(144,704)
Net deferred tax asset	$-	$-

The Company has incurred operating losses of approximately $724,000. If unutilized, $620,000 will expire through to 2037 and $104,000 will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	Amount	Expiration Date
	$37,000	2027
	68,000	2028
	22,000	2029
	13,000	2030
	88,000	2031
	107,000	2032
	125,000	2033
	54,000	2034
	57,000	2035
	30,000	2036
	19,000	2037
	36,000	No expiry
	33,000	No expiry
	32,000	No expiry
Total net operating loss carry forward	$724,000

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2020, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2020 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Steven Bergstrom	67	President, Principal Executive Officer and a member
3390 Toopal Drive		of the Board of Directors
Oceanside, California 92058

Marilyn Miller	50	Principal Accounting Officer, Principal Financial
3390 Toopal Drive		Officer, Secretary, Treasurer and a member of our
Oceanside, California 92058		board of directors

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2020. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2020	0	0	0	0	0	0	0	0
President & CEO	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Marilyn Miller	2020	0	0	0	0	0	0	0	0
CAO, CFO &	2019	0	0	0	0	0	0	0	0
Secretary/Treasurer	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Egil Livgard	2020	0	0	0	0	0	0	0	0
(resigned 10/07)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Kathrine	2020	0	0	0	0	0	0	0	0
MacDonald	2019	0	0	0	0	0	0	0	0
(resigned 9/08)	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2019 and we do not anticipate paying any salaries at any time in 2020. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

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

2020	$10,000	MNP LLP
2019	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2020	$5,100	MNP LLP
2019	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020	$	nil	MNP LLP
2019	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020	$	nil	MNP LLP
2019	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2020.

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

