Form 10-Q
period 2020-12-31
Golden Star Resource Corp.
filed 2021-02-12
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of December 31, 2020.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED

DECEMBER 31, 2020 AND 2019

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS

Current
Cash	$121	$29
Prepaid fees	2,167	2,167
TOTAL ASSETS	2,288	2,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$194,091	$190,254
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	256,657	238,320
TOTAL LIABILITIES	652,306	630,132

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at December 31, 2020 & June 30, 2020	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(757,078)	(734,996)
	(650,018)	(627,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,288	$2,196

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31,		December 31,
	2020	2019	2020	2019
Expenses

Foreign exchange loss (gain)	$-	$25	$25	$(105)
Bank fees	14	14	26	27
Professional fees	1,993	1,208	8,740	9,976
Office expenses	2,000	1,076	4,000	2,076
Transfer and filing fees	4,116	4,250	9,291	8,390
	8,123	6,573	22,082	20,364

Net Loss and Comprehensive Loss	$(8,123)	$(6,573)	$(22,082)	$(20,364)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	SIX MONTHS ENDED
	December 31,
	2020	2019

Cash flow from operating activities:

Net loss for the period	$(22,082)	$(20,364)

Change in working capital Items:
Accounts payables and accrued liabilities	3,837	3,779
Net Cash Used in Operating Activities	(18,245)	(16,585)

Cash flow from financing activities
Due to related parties	18,337	16,600
Net Cash Provided by Financing Activities	18,337	16,600

Cash increase (decrease) in the period	92	15

Cash, beginning of period	29	16

Cash, end of period	$121	$31

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)
(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2019	7,070,000	$70	$106,990	$(700,412)	$(593,352)
Net loss for the period				(20,364)	(20,364)

Balance, December 31, 2019	7,070,000	$70	$106,990	$(720,776)	$(613,716)

Balance, June 30, 2020	7,070,000	$70	$106,990	$(734,996)	$(627,936)
Net loss for the period				(22,082)	(22,082)

Balance, December 31, 2020	7,070,000	$70	$106,990	$(757,078)	$(650,018)

The accompanying notes are an integral part of these interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $650,018 (June 30, 2020 - $627,936), has incurred losses of $757,078 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

DECEMBER 31, 2020

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

The adoption of the standards above has no impact on the Company’s condensed interim financial statements.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed interim financial statements.

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

The Company did not incur further expenditures on the property during the period ended December 31, 2020 (June 30, 2020: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5.	CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended December 31, 2020 and year ended June 30, 2020 and it has no stock option plan, warrants or other dilutive securities.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Stated in U.S. Dollars)

(Unaudited)

6.	DUE TO RELATED PARTIES

As of December 31, 2020, due to related parties balance of $256,657 (June 30, 2020: $238,320) represents the combination of the following:

a)	$54,959 (June 30, 2020: $54,959) owed to a company controlled by a former director and principal shareholder of the Company, for the amount of office, transfer agent and travel expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2020: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$173,698 (June 30, 2020: $155,361) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

7.	LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

DECEMBER 31, 2020

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

As of December 31, 2020, due to related parties balance of $256,657 (June 30, 2020: $238,320) represents the combination of the following:

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

$173,698 (June 30, 2020: $155,360) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of February, 2021.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

