Form 10-K
period 2021-06-30
Golden Star Resource Corp.
filed 2021-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2021: $2.85.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2021 (2020: $nil) due to a lack of cash.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our one officer and director is part-time employees and will devote about 10% of her time or four hours per week to our operation. Our officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans. However, we may adopt plans in the future. There are presently no personal benefits available to our officer and director. Marilyn Miller, our officer and director, will handle our administrative duties. Because our officer and director is inexperienced with exploration, she will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have engaged private companies to review and evaluate properties mineral claims located in USA and (Mexico).

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

All requirements have been met until the next annual due date of September 1, 2021

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

Fiscal Year 2021	High Bid	Low Bid
Fourth Quarter 4-01-21 to 6-30-21	$2.85	$2.50
Third Quarter 1-01-21 to 3-31-21	$2.50	$0.90
Second Quarter 10-01-20 to 12-31-20	$0.45	$0.17
First Quarter 7-01-20 to 9-30-20	$0.19	$0.17

Fiscal Year 2020	High Bid	Low Bid
Fourth Quarter 4-01-20 to 6-30-20	$0.60	$0.00
Third Quarter 1-01-20 to 3-31-20	$0.60	$0.00
Second Quarter 10-01-19 to 12-31-19	$0.80	$0.00
First Quarter 7-01-19 to 9-30-19	$0.90	$0.00

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

As of June 30, 2021, due to related parties balance of $268,046 (June 30, 2020: $238,320) represents the combination of the following:

$28,000 (June 30, 2020: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$240,046 (June 30, 2020: $210,320) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

JUNE 30, 2021 AND 2020

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2021 AND 2020

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described in Note 1, the continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise debt and equity financing as required.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness and feasibility of the management’s future action plan used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets and economic conditions have been, and continue to be, volatile as a result of the COVID-19 pandemic.

This matter is also described in the “Material Uncertainty Related to Going Concern” section of our report.

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We inquired management whether there is substantial doubt regarding the entity’s ability to continue as a going concern;
●	We inquired and evaluated management’s plans for future actions and whether the outcome of these plans is likely to improve the situation and whether these plans are feasible;
●	We reviewed related financial statement note disclosures prepared by management to ensure adequate disclosure.

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.

Vancouver, Canada

September 28, 2021

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2021	June 30, 2020
ASSETS

Current
Cash	$92	$29
Prepaid fees	2,500	2,167
TOTAL ASSETS	2,592	2,196

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$200,622	$190,254
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	268,046	238,320
TOTAL LIABILITIES	670,226	630,132

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares at June 30, 2021 & June 30, 2020	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(774,694)	(734,996)
	(667,634)	(627,936)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,592	$2,196

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	June 30,
	2021	2020
Expenses

Foreign exchange loss (gain)	$25	$(131)
Bank fees	54	53
Professional fees	11,864	9,366
Office expenses	9,000	6,076
Transfer and filing fees	18,755	19,220
	39,698	34,584

Net Loss and Comprehensive Loss	$(39,698)	$(34,584)

Basic and fully diluted loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	June 30,
	2021	2020

Cash flow from operating activities:

Net loss for the period	$(39,698)	$(34,584)
Change in working capital Items:
Prepaid fees	(333)	-
Accounts payables and accrued liabilities	10,368	7,818
Net Cash Used in Operating Activities	(29,663)	(26,766)

Cash flow from financing activities
Due to related parties	29,726	26,779
Net Cash Provided by Financing Activities	29,726	26,779

Cash increase (decrease) in the period	63	13

Cash, beginning of period	29	16

Cash, end of period	$92	$29

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2019	7,070,000	$70	$106,990	$(700,412)	$(593,352)
Net loss for the year				(34,584)	(34,584)

Balance, June 30, 2020	7,070,000	$70	$106,990	$(734,996)	$(627,936)
Net loss for the year				(39,698)	(39,698)

Balance, June 30, 2021	7,070,000	$70	$106,990	$(774,694)	$(667,634)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS AND GOING CONCERN

Organization

The Company was incorporated in the State of Nevada, U.S.A. on April 21, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to prepare the site for its extraction and enter a development stage.

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $667,634 (June 30, 2020 - $627,936), has incurred losses of $774,694 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise debt and equity financing as required.

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

JUNE 30, 2021

(Stated in U.S. Dollars)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2021 and 2020.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the year ended June 30, 2021 and 2020 because the inclusion of such underlying shares would have had an anti-dilutive effect.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

As at June 30, 2021, the fair value of cash and cash equivalents was measured using Level 1 inputs.

The Company’s financial instruments are cash, accounts payables and accrued liabilities, loan payable and due to related parties. The recorded values of cash, accounts payable and accrued liabilities, loan payable and due to related parties approximate their fair values based on their short-term nature.

3. RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow statements.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: ASU No. 2019-12 is effective as for public business entities, for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This ASU removes specific exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles (GAAP). It eliminates the need for an organization to analyse whether the following apply in a given period:

- Exception to the incremental approach for intra period tax allocation;

- Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and

- Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for:

- Franchise taxes that are partially based on income;

- Transactions with a government that result in a step up in the tax basis of goodwill;

- Separate financial statements of legal entities that are not subject to tax; and

- Enacted changes in tax laws in interim periods.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Stated in U.S. Dollars)

3. RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD (Continued)

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED (Continued)

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

The Company did not incur further expenditures on the property during the year ended June 30, 2021 (June 30, 2020: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2021 and year ended June 30, 2020 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of June 30, 2021, due to related parties balance of $268,046 (June 30, 2020: $238,320) represents the combination of the following:

a)	$240,046 (June 30, 2020: $210,320) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2020: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Stated in U.S. Dollars)

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rate.

	2021	2020
Net loss for the year	$(39,698)	$(34,584)
Statutory tax rate	21.00%	21.00%

Computed expected (benefit) income taxes	(8,337)	(7,263)
Change in valuation allowance	8,337	7,263
Income tax expense	$-	$-

Significant components of deferred income tax assets are as follows:

	2021	2020
Net operating losses carried forward	$160,303	$151,966

Valuation allowance	(160,303)	(151,966)
Net deferred tax asset	$-	$-

The Company has incurred operating losses of approximately $763,347. If unutilized, $619,831 will expire through to 2037 and $143,516 will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the expiration date of the net operating loss carry forwards:

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

(Stated in U.S. Dollars)

	Amount	Expiration Date
	$36,560	2027
	67,680	2028
	22,420	2029
	13,060	2030
	88,253	2031
	107,104	2032
	125,024	2033
	53,610	2034
	57,136	2035
	29,682	2036
	19,302	2037
	36,342	No expiry
	32,892	No expiry
	34,584	No expiry
	39,698	No expiry
Total net operating loss carry forward	$763,347

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2021, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2021 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Marilyn Miller	52	President, Principal Executive Officer, Principal Accounting
3390 Toopal Drive		Officer, Principal Financial Officer, Secretary, Treasurer
Oceanside, California 92058		and a member of our board of directors

Steven Bergstrom	68	A member of the Board of Directors
3390 Toopal Drive
Oceanside, California 92058

Annie King	33	A member of the Board of Directors
3390 Toopal Drive
Oceanside, California 92058

The persons named above have held their offices/positions are expected to hold their offices/positions until the next annual meeting of our stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS - continued

Background of Officers and Directors

On October 17, 2007, Steven Bergstrom was appointed President, Principal Executive Officer and member of the Board of Directors. On September 24, 2021 Mr. Bergstrom resigned his executive positions. Since April 1985, Mr. Bergstrom has been serving as President for Triad Exploration Inc. a private Washington based, exploration company. He founded Triad Exploration to exploit opportunities in the base and precious metal mining industry. Triad Exploration specializes in the acquisition of base and precious metal mining properties and also provides consulting services to other mineral exploration companies. From December 1986 until February 2001, Mr. Bergstrom was Vice President of Mining Operations for Triumph Corporation, a private Colorado exploration company headquartered in Spokane Valley, Washington. Triumph Corporation is a precious metals exploration company. Mr. Bergstrom currently sits on the Board of Directors of Triumph Corporation. From September 1999 to March 2003, Mr. Bergstrom was a Director for Nevak Mining Ltd., a private Nevada based, gold producing company no longer in operation. The Mud Creek Mine on the Seward Peninsula in Alaska was the once operational mine of Nevak Mining. From October 1979 to November 1984, Mr. Bergstrom founded and served as President for International Bullion Inc., a private Nevada based, exploration company no longer in operation. International Bullion was a mining company that built, operated, and sold a heap leach gold project in Nevada. The company expanded it operations to include the direct importation of precious metal concentrates and precipitates that were subsequently processed and sold to refineries. Steve Bergstrom also serves as President for Silver Hill Mines Inc, a Nevada exploration company headquartered in Greenacres, Washington. He is President of Alliance Aviation LLC, a Nevada aviation services company headquartered in Laguna Niguel, California; Alliance Aviation’s primary aviation service will be charter operations for corporate clients. Other aviation services provided will be aircraft leasing, maintenance, and finance. He is President of Western Locators LLC, a Harrison, Idaho based exploration services and land services company; Western Locators provides exploration services such as claim staking, filing services, property acquisition consulting, land status reports, and other services necessary for the evaluation and acquisition of potential mineral properties. He is a Managing Member of AuTech LLC, a Nevada based gold extraction technology company with headquarters in Verndale, Washington. AuTech is involved in acquiring and developing a proprietary process related to the extraction of gold from ores. All of these companies are private companies. He holds a bachelors degree in Economics from North Dakota State University(1970), has served as an E-4 in the US Army at West Point and he is a Vietnam Veteran.

On September 5, 2008, Marilyn Miller was appointed principal accounting officer, principal financial officer, secretary/treasurer and a member of the board of directors. On September 24, 2021 Marilyn Miller was also appointed President and Principal Executive Officer. Since May 26, 2005, Marilyn Miller has been the Vice President of Marathon Gold Corp. and a member of the board of directors. Marathon Gold is in the business of gold mining and exploration. Since January 2007, Ms. Miller has been a director of Cierra Pacific Ventures. Cierra Pacific is in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. Since April 2007, Ms. Miller has been President, Secretary Treasurer and a director of Royal Mining Corp., a private company. Since June 2007, Ms. Miller has been the President, Secretary, Treasurer and a director of Goldstream Mining Corp., a private company. Since July 2007, Ms. Miller has been a director of Tapestry Resource Corp. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. From December 2000 to 2001, Ms. Miller was earning her degree at the Gemological Institute of America (GIA) in San Diego. Ms. Miller is self-employed as a GIA Graduate Gemologist Consultant since October, 2001. The Gemological Institute of America (GIA) is the world’s foremost respected authority in gemology. Marilyn Miller graduated as a Graduate Gemologist from GIA in May, 2001. Since December 2001, Ms. Miller has been President of Obelisk International Corporation. Obelisk International Corporation is located in Vancouver, British Columbia and is involved in the capital raising and development of diamond exploration and other resource projects. Marilyn Miller previously worked as an Investment Associate with REFCO Canada Corporation in Toronto, Ontario from February 1995 to June 2000. Marilyn Miller was an Investment Associate for RBC Dominion Securities, in Toronto, Ontario from September 1992 to January 1995. Marilyn Miller attended the University of Toronto, September 1988 to May 1992.

On September 24, 2021, Annie King was appointed a member of the board of directors. Ms. King is a self-employed Marketing and Communication Consultant. With over 12 years of marketing experience Ms. King was engaged by the Venetian Resort between April 2018 and October 2020, engaged by the Golden Nugget Hotel and Casino between July 2017- April 2018 and engaged by Expedia Inc. between June 2016 and June 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2021. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Steven Bergstrom	2021	0	0	0	0	0	0	0	0
President & CEO	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Marilyn Miller	2021	0	0	0	0	0	0	0	0
CAO, CFO &	2020	0	0	0	0	0	0	0	0
Secretary/Treasurer	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Egil Livgard	2021	0	0	0	0	0	0	0	0
(resigned 10/07)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

Kathrine	2021	0	0	0	0	0	0	0	0
MacDonald	2020	0	0	0	0	0	0	0	0
(resigned 9/08)	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2020 and we do not anticipate paying any salaries at any time in 2021. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

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

2021	$10,000	MNP LLP
2020	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2021	$5,100	MNP LLP
2020	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021	$	nil	MNP LLP
2020	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2021	$	nil	MNP LLP
2020	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2021.

GOLDEN STAR RESOURCES CORPORATION
(Registrant)

BY:	/s/ Steven Bergstrom
Steven Bergstrom
A member of the Board of Directors.

BY:	/s/ Marilyn Miller
Marilyn Miller
President, Principal Executive Officer,
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

