Form 10-Q
period 2022-03-31
Golden Star Resource Corp.
filed 2022-05-16
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of May 16, 2022.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED

MARCH 31, 2022 AND 2021

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS

Current
Cash	$(3)	$92
Prepaid fees	3,810	2,500
TOTAL ASSETS	3,807	2,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$208,276	$200,622
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	301,590	268,046
TOTAL LIABILITIES	711,424	670,226

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(814,677)	(774,694)
	(707,617)	(667,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$3,807	$2,592

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31,		March 31,
	2022	2021	2022	2021
Expenses

Foreign exchange loss (gain)	$-	$-	$21	$25
Bank fees	14	14	43	40
Professional fees	1,541	1,532	16,872	10,272
Office expenses	2,000	2,000	6,000	6,000
Transfer and filing fees	4,754	4,195	17,047	13,487
	8,310	7,741	39,983	29,823

Net Loss and Comprehensive Loss	$(8,310)	$(7,741)	$(39,983)	$(29,823)

Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000	7,070,000	7,070,000

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	NINE MONTHS ENDED
	March 31,
	2022	2021

Cash flow from operating activities:

Net loss for the period	$(39,983)	$(29,823)

Change in working capital Items:
Prepaid fees	(1,310)	(4,083)
Accounts payables and accrued liabilities	7,654	7,369
Net Cash Used in Operating Activities	(33,639)	(26,537)

Cash flow from financing activities
Due to related parties	33,544	26,615
Net Cash Provided by Financing Activities	33,544	26,615

Cash increase (decrease) in the period	(95)	78

Cash, beginning of period	92	29

Cash, end of period	$(3)	$107

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)
(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2020	7,070,000	$70	$106,990	$(734,996)	$(627,936)

Net loss for the year				(29,823)	(29,823)

Balance, March 31, 2021	7,070,000	$70	$106,990	$(764,819)	$(657,759)

Balance, June 30, 2021	7,070,000	$70	$106,990	$(774,694)	$(667,634)

Net loss for the year				(39,983)	(39,983)

Balance, March 31, 2022	7,070,000	$70	$106,990	$(814,677)	$(707,617)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2022

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $707,617 (June 30, 2021 - $667,634), has incurred losses of $814,677 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

March 31, 2022

(Stated in U.S. Dollars)

(Unaudited)

3. RECENT ADOPTED AND FUTURE ACCOUNTING STANDARD

RECENT ADOPTED ACCOUNTING STANDARD

The adoption of recently issued accounting pronouncements did not have a significant impact on the Company’s results of operations, financial position or cash flow statements.

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

The Company did not incur further expenditures on the property during the period ended March 31, 2022 (June 30, 2021: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended March 31, 2022 and year ended June 30, 2021 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of March 31, 2022, due to related parties balance of $301,590 (June 30, 2021: $268,046) represents the combination of the following:

a)	$273,590 (June 30, 2021: $240,046) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2021: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

March 31, 2022

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

As of March 31, 2022, due to related parties balance of $301,590 (June 30, 2021: $268,046) represents the combination of the following:

$273,590 (June 30, 2021: $240,046) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of May, 2022.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
President, Principal Executive Officer and a member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

