Form 10-K
period 2022-06-30
Golden Star Resource Corp.
filed 2022-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2022, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,140,000, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $2.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 28, 2022.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2022 (2021: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2023

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

Fiscal Year 2022	High Bid	Low Bid
Fourth Quarter 4-01-22 to 6-30-22	$2.47	$1.01
Third Quarter 1-01-22 to 3-31-22	$2.05	$2.05
Second Quarter 10-01-21 to 12-31-21	$1.75	$1.26
First Quarter 7-01-21 to 9-30-21	$2.98	$2.25

Fiscal Year 2021	High Bid	Low Bid
Fourth Quarter 4-01-21 to 6-30-21	$2.85	$2.50
Third Quarter 1-01-21 to 3-31-21	$2.50	$0.90
Second Quarter 10-01-20 to 12-31-20	$0.45	$0.17
First Quarter 7-01-20 to 9-30-20	$0.19	$0.17

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $212,680 accounts payable and accrued liabilities, $201,558 loan payable and $310,949 due to related parties) for the following: $276,231 for professional fees, $54,579 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $185,224 for transfer and filing fees, $89,724 for office and sundry, $54,360 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $7,328 foreign exchange gain.

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

As of June 30, 2022, due to related parties balance of $310,949 (June 30, 2021: $268,046) represents the combination of the following:

$282,949 (June 30, 2021: $240,046) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

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

JUNE 30, 2022 AND 2021

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2022 AND 2021

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Star Resource Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Star Resource Corp. (the “Company”) as of June 30, 2022 and 2021, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

Critical Audit Matter Description

As described in Note 1 to the financial statements, the continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise debt and equity financing as required.

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

Audit Response

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We inquired of management whether there is substantial doubt regarding the entity’s ability to continue as a going concern;
●	We inquired and evaluated management’s plans for future actions and whether the outcome of these plans is likely to improve the situation and whether these plans are feasible;
●	We reviewed related financial statements note disclosures prepared by management to ensure adequate disclosure.

Chartered Professional Accountants

We have served as the Company’s auditor since 2011.
Vancouver, Canada
September 28, 2022

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2022	June 30, 2021
ASSETS

Current
Cash	$-	$92
Prepaid fees	-	2,500
TOTAL ASSETS	$-	2,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$212,684	$200,622
Loan payable (Note 7)	201,558	201,558
Due to related parties (Note 6)	310,949	268,046
TOTAL LIABILITIES	725,191	670,226

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares as at June 30, 2022 and June 30, 2021	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(832,251)	(774,694)
	(725,191)	(667,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$-	$2,592

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	YEAR ENDED
	June 30,
	2022	2021
Expenses

Foreign exchange loss	$21	$25
Bank fees	57	54
Professional fees	18,576	11,864
Office expenses	16,292	9,000
Transfer and filing fees	22,611	18,755
	57,557	39,698

Net Loss and Comprehensive Loss	$(57,557)	$(39,698)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	YEAR ENDED
	June 30,
	2022	2021

Cash flow from operating activities:

Net loss for the year	$(57,557)	$(39,698)

Change in working capital Items:
Prepaid fees	2,500	(333)
Accounts payables and accrued liabilities	12,062	10,368
Net Cash Used in Operating Activities	(42,995)	(29,663)

Cash flow from financing activities
Due to related parties	42,903	29,726
Net Cash Provided by Financing Activities	42,903	29,726

Cash increase (decrease) in the year	(92)	63

Cash, beginning of year	92	29

Cash, end of year	$-	$92

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2020	7,070,000	$70	$106,990	$(734,996)	$(627,936)
Net loss for the year				(39,698)	(39,698)

Balance, June 30, 2021	7,070,000	$70	$106,990	$(774,694)	$(667,634)

Balance, June 30, 2021	7,070,000	$70	$106,990	$(774,694)	$(667,634)
Net loss for the year				(57,557)	(57,557)

Balance, June 30, 2022	7,070,000	$70	$106,990	$(832,251)	$(725,191)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $725,191 (June 30, 2021 - $667,634), has incurred losses of $832,251 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

June 30, 2022

(Stated in U.S. Dollars)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist entirely of readily available cash balances. There were no cash equivalents as of June 30, 2022 and 2021.

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2022, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Stock options are considered to be common stock equivalents and were not included in the net loss per share calculation for the years ended June 30, 2022 and 2021 because the inclusion of such underlying shares would have had an anti-dilutive effect.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

As at June 30, 2022, the fair value of cash and cash equivalents was measured using Level 1 inputs.

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

The Company did not incur further expenditures on the property during the period ended June 30, 2022 (June 30, 2021: $nil) due to lack of cash. The value of mineral property was written off in prior years.

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(Stated in U.S. Dollars)

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2022 and year ended June 30, 2021 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of June 30, 2022, due to related parties balance of $310,949 (June 30, 2021: $268,046) represents the combination of the following:

a)	$282,949 (June 30, 2021: $240,046) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2021: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8. INCOME TAXES

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rate.

	2022	2021
Net loss for the year	$(57,557)	$(39,698)
Statutory tax rate	21.00%	21.00%
Computed expected (benefit) income taxes	(12,087)	(8,337)
Change in estimate	(2,383)	-
Change in valuation allowance	14,470	8,337
Income tax expense	$-	$-

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

(Stated in U.S. Dollars)

8. INCOME TAXES (Continued)

Significant components of deferred income tax assets are as follows:

	2022	2021
Net operating losses carried forward	$174,773	$160,303
Valuation allowance	(174,773)	(160,303)
Net deferred tax asset	$-	$-

The Company has incurred operating losses of approximately $832,251. If unutilized, $631,178 will expire through to 2037 and $201,073 will be carried forward indefinitely. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the expiration date of the net operating loss carry forwards:

	Amount	Expiration Date
	$36,560	2027
	67,680	2028
	22,420	2029
	13,060	2030
	88,253	2031
	107,104	2032
	125,024	2033
	64,957	2034
	57,136	2035
	29,682	2036
	19,302	2037
	36,342	No expiry
	32,892	No expiry
	34,584	No expiry
	39,698	No expiry
	57,557	No expiry
Total net operating loss carry forward	$832,251

Tax years that remain subject to examination

The company is subject to ongoing examination by tax authorities in the US jurisdictions in which it operates. The Company has open tax years for US from 2017 to 2022, including federal jurisdiction, as applicable. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income taxes, as well as the provisions for indirect and other taxes related penalties and interest.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2022, included in this report have been audited by MNP LLP, as set forth in this annual report.

b)	On July 7, 2011, Chang Lee LLP (“Chang Lee”) resigned as the Company’s independent registered public accounting firm as Chang Lee was merged with MNP LLP (“MNP”). Most of the professional staff of Chang Lee continued with MNP either as employees or partners of MNP and will continue their practice with MNP. On Date, the Company, through and with the approval of its Board of Director, engaged MNP as its independent registered public accounting firm.

c)	Prior to engaging MNP, the Company did not consult with MNP regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by MNP on the Company’s financial statements, and MNP did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of Chang Lee regarding the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2010 and 2009, and during the period from June 30, 2010 to July 7, 2011, the date of resignation, there were no disagreements with Chang Lee on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang Lee would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2022, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2022 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Marilyn Miller	54	President, Principal Executive Officer, Principal Accounting
3390 Toopal Drive		Officer, Principal Financial Officer, Secretary, Treasurer
Oceanside, California 92058		and a member of our board of directors

Steven Bergstrom	68	A member of the Board of Directors
3390 Toopal Drive
Oceanside, California 92058

Annie King	34	A member of the Board of Directors
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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2022. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marilyn Miller	2022	0	0	0	0	0	0	0	0
President, CEO	2021	0	0	0	0	0	0	0	0
CAO, & CFO	2020	0	0	0	0	0	0	0	0
Secretary/Treasurer	2019	0	0	0	0	0	0	0	0

Steven Bergstrom	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is June 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
	Fees			Non-Equity	Nonqualified	All
	Earned			Incentive	Deferred	Other
	or Paid	Stock	Option	Plan	Compensation	Compen-
	in Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Steven Bergstrom	0	0	0	0	0	0	0
Marilyn Miller	0	0	0	0	0	0	0
Annie King	0	0	0	0	0	0	0

We have not paid any salaries in 2021 and we do not anticipate paying any salaries at any time in 2022. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date. As at June 30, 2022 no consulting was charges by a related party.

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

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Steven Bergstrom	0	0%
3390 Toopal Drive
Oceanside, California 92058

Marilyn Miller	3,000,000	42.43%
3390 Toopal Drive
Oceanside, California 92058

Annie King	0	0%
3390 Toopal Drive
Oceanside, California 92058

All Officers and Directors	3,000,000	42.43%
as a Group (3 persons)

Kathrine MacDonald [2]	3,000,000	42.43%
850 West Hastings Street, Suite 201
Vancouver, British Columbia V5C 1E1

[1]	The persons named above “promoters” as defined in the Securities Exchange Act of 1934. Mr. Bergstrom and Ms. Miller are the only “promoters” of our company.

[2]	Ms. MacDonald holds title to her common stock in the name of Dimac Capital Corp., a British Columbia corporation which she owns and controls.

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

2022	$11,770	MNP LLP
2021	$10,000	MNP LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

2022	$5,100	MNP LLP
2021	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2022	$	nil	MNP LLP
2021	$	nil	MNP LLP

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2022	$	nil	MNP LLP
2021	$	nil	MNP LLP

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September 2022.

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

