Form 10-K
period 2023-06-30
Golden Star Resource Corp.
filed 2023-09-28
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On June 30, 2023, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,104,240, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.032. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 28, 2023.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2023 (2022: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2024

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

Fiscal Year 2023	High Bid	Low Bid
Fourth Quarter 4-01-23 to 6-30-23	$1.10	$1.03
Third Quarter 1-01-23 to 3-31-23	$1.03	$1.03
Second Quarter 10-01-22 to 12-31-22	$2.20	$1.53
First Quarter 7-01-22 to 9-30-22	$2.60	$1.95

Fiscal Year 2022	High Bid	Low Bid
Fourth Quarter 4-01-22 to 6-30-22	$2.97	$1.00
Third Quarter 1-01-22 to 3-31-22	$2.05	$2.05
Second Quarter 10-01-21 to 12-31-21	$1.75	$1.26
First Quarter 7-01-21 to 9-30-21	$2.98	$1.70

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $46,538 accounts payable and accrued liabilities, $284,058 loan payable and $443,485 due to related parties) for the following: $293,408 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $203,870 for transfer and filing fees, $100,032 for office and sundry, $54,633 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $7,387 foreign exchange gain.

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

As of June 30, 2023, due to related parties balance of $443,485 (June 30, 2022: $386,449) represents the combination of the following:

$339,985 (June 30, 2022: $282,949) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2022: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$75,500 (June 30, 2022: $75,500) owed to a shareholder of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$284,058 (June 30, 2022: $201,558) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2023 AND 2022

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2023 AND 2022

(Stated in U.S. Dollars)

(Audited)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Golden Star Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Star Resource Corp. as of June 30, 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal year ended June 30, 2023. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the fiscal year ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. The financial statements for the fiscal year ended June 30, 2022 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 28, 2022.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2023.

PCAOB ID 6104

Vancouver, Washington

September 19, 2023

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

(Audited)

	June 30, 2023	June 30, 2022
ASSETS

Current
Cash	$9	$-
Prepaid fees	2,660	-
TOTAL ASSETS	2,669	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$46,538	$137,184
Loan payable (Note 7)	284,058	201,558
Due to related parties (Note 6)	443,485	386,449
TOTAL LIABILITIES	774,081	725,191

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(878,472)	(832,251)
	(771,412)	(725,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,669	$-

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Audited)

	YEAR ENDED
	June 30,
	2023	2022
Expenses

Foreign exchange loss (gain)	$35	$21
Bank fees	54	57
Professional fees	17,178	18,576
Office expenses	10,308	16,292
Transfer and filing fees	18,646	22,611
	46,221	57,557

Net Loss and Comprehensive Loss	$(46,221)	$(57,557)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Audited)

	YEAR ENDED
	June 30,
	2023	2022

Cash flow from operating activities:

Net loss for the year	$(46,221)	$(57,557)

Change in working capital Items:
Prepaid fees	(2,660)	2,500
Accounts payables and accrued liabilities	(90,646)	12,062
Net Cash Used in Operating Activities	(139,527)	(42,995)

Cash flow from financing activities
Loan Payable	82,500	-
Due to related parties	57,036	42,903
Net Cash Provided by Financing Activities	139,537	42,903

Cash increase (decrease) in the year	9	(92)

Cash, beginning of year	-	92

Cash, end of year	$9	$-

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

(Audited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2022	7,070,000	$70	$106,990	$(832,251)	$(725,191)
Net loss				(19,468)	(19,468)

Balance, September 30, 2022	7,070,000	$70	$106,990	$(851,720)	$(744,660)
Net loss				(2,057)	(2,057)

Balance, December 31, 2022	7,070,000	$70	$106,990	$(853,778)	$(746,718)
Net loss				(12,267)	(12,267)

Balance, March 31, 2023	7,070,000	$70	$106,990	$(866,044)	$(758,984)
Net loss				(12,428)	(12,428)

Balance, June 30, 2023	7,070,000	$70	$106,990	$(878,472)	$(771,412)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2021	7,070,000	$70	$106,990	$(774,694)	$(667,634)
Net loss for the period				(18,417)	(18,417)

Balance, September 30, 2021	7,070,000	$70	$106,990	$(793,111)	$(686,051)
Net loss				(13,257)	(13,257)

Balance, December 31, 2021	7,070,000	$70	$106,990	$(806,368)	$(699,308)
Net loss				(8,310)	(8,310)

Balance, March 31, 2022	7,070,000	$70	$106,990	$(814,677)	$(707,617)
Net loss				(17,574)	(17,574)

Balance, June 30, 2022	7,070,000	$70	$106,990	$(832,251)	$(725,191)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Stated in U.S. Dollars)

(Audited)

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $771,412 (June 30, 2022 - $725,191), has incurred losses of $878,472 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Stated in U.S. Dollars)

(Audited)

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

The Company did not incur further expenditures on the property during the year ended June 30, 2023 (June 30, 2022: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2023 and year ended June 30, 2022 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of June 30, 2023, due to related parties balance of $443,485 (June 30, 2022: $386,449) represents the combination of the following:

a)	$339,985 (June 30, 2022: $282,949) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2022: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$75,500 (June 30, 2022: $75,500) owed to a shareholder of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8. SUBSEQUENT EVENTS

Management has reviewed subsequent events through September 19, 2023, the date that the financial statements were available to be issued and none were noted.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2023, included in this report have been audited by PLYMALE & GILLESPIE CPAS, PLLC, as set forth in this annual report.

b)

On January 18, 2023, the Company, through and with the approval of its Board of Directors, engaged PLYMALE & GILLESPIE CPAS, PLLC (“GILLESPIE”) and, on same date, MNP LLP (“MNP”) resigned as the Company’s independent registered public accounting firm.

c)	Prior to engaging GILLESPIE, the Company did not consult with GILLESPIE regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by GILLESPIE on the Company’s financial statements, and GILLESPIE did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

d)	The reports of MNP regarding the Company’s financial statements for the fiscal years ended June 30, 2011 through to, and including, June 30, 2022 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended June 30, 2011 through to, and including, June 30, 2022, and during the period from June 30, 2022 to January 18, 2023, the date of resignation, there were no disagreements with MNP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MNP would have caused it to make reference to such disagreement in its reports.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2023, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2023 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Marilyn Miller	55	President, Principal Executive Officer, Principal Accounting
3390 Toopal Drive		Officer, Principal Financial Officer, Secretary, Treasurer
Oceanside, California 92058		and a member of our board of directors

Steven Bergstrom	68	A member of the Board of Directors
3390 Toopal Drive
Oceanside, California 92058

Annie King	35	A member of the Board of Directors
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

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marilyn Miller	2023	0	0	0	0	0	0	0	0
President, CEO	2022	0	0	0	0	0	0	0	0
CAO, & CFO	2021	0	0	0	0	0	0	0	0
Secretary/Treasurer	2020	0	0	0	0	0	0	0	0

Steven Bergstrom	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2022 and we do not anticipate paying any salaries at any time in 2023. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date. As at June 30, 2023 no consulting was charges by a related party.

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

During the fiscal year 2016, Dimac Capital Corp. advanced $19,224 to cover our operating expenses. On June 1, 2016, we assigned the amount to ATP Corporate Services Corp.

On June 1, 2016, we assigned $16,000 owed to Marilyn Miller to ATP Corporate Services Corp.

During the fiscal year 2017, Dimac Capital Corp. advanced $14,268 to cover our operating expenses.

During the fiscal year 2018, Dimac Capital Corp. advanced $30,002 to cover our operating expenses.

During the fiscal year 2019, Dimac Capital Corp. advanced $28,913 to cover our operating expenses.

During the fiscal year 2020, Dimac Capital Corp. advanced $26,778 to cover our operating expenses.

During the fiscal year 2021, Dimac Capital Corp. advanced $29,726 to cover our operating expenses.

During the fiscal year 2022, Dimac Capital Corp. advanced $42,903 to cover our operating expenses.

During the fiscal year 2023, Dimac Capital Corp. advanced $57,036 to cover our operating expenses.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2023	$6,200	GILLESPIE
2022	$11,770	MNP LLP

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$4,500	GILLESPIE
2023	$2,675	MNP LLP
2022	$5,100	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2023	$	nil
2022	$	nil

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2023	$	nil
2022	$	nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 28th day of September, 2023.

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

