Form 10-Q
period 2023-09-30
Golden Star Resource Corp.
filed 2023-11-07
CIK 1375348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of November 07, 2023.

2

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED

September 30, 2023 AND 2022

(Stated in U.S. Dollars)

(Unaudited)

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	September 30, 2023	June 30, 2023
ASSETS

Current
Cash	$(4)	$9
Prepaid fees	6,650	2,660
TOTAL ASSETS	6,646	2,669

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$46,680	$46,538
Loan payable (Note 7)	284,058	284,058
Due to related parties (Note 6)	460,832	443,485
TOTAL LIABILITIES	791,571	774,081

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(891,985)	(878,472)
	(784,925)	(771,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$6,646	$2,669

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30,
	2023	2022
Expenses

Bank fees	$13	$14
Professional fees	6,200	11,852
Office expenses	2,500	2,000
Transfer and filing fees	4,799	5,602
	13,513	19,468

Net Loss and Comprehensive Loss	$(13,513)	$(19,468)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	THREE MONTHS ENDED
	September 30,
	2023	2022

Cash flow from operating activities:

Net loss for the period	$(13,513)	$(19,468)

Change in working capital Items:
Prepaid fees	(3,990)	(3,810)
Accounts payables and accrued liabilities	142	(7,250)
Net Cash Used in Operating Activities	(17,360)	(30,528)

Cash flow from financing activities
Due to related parties	17,347	30,528
Net Cash Provided by Financing Activities	17,347	30,528

Cash increase (decrease) in the period	(13)	-

Cash, beginning of period	9	-

Cash, end of period	$(4)	$-

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)
(Unaudited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2023	7,070,000	$70	$106,990	$(878,472)	$(771,412)
Net loss				(13,513)	(13,513)

Balance, September 30, 2023	7,070,000	$70	$106,990	$(891,985)	$(784,925)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2022	7,070,000	$70	$106,990	$(832,251)	$(725,191)
Net loss				(19,468)	(19,468)

Balance, September 30, 2022	7,070,000	$70	$106,990	$(851,720)	$(744,660)

The accompanying notes are an integral part of these condensed interim financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2023

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $784,925 (June 30, 2023 - $771,412), has incurred losses of $891,985 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed interim financial statements do not include any adjustments that might result from this uncertainty.

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The condensed interim financial statements reflect all normal recurring adjustments, which, in the portion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for any future period. The information included in these condensed interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and accompanying notes filed in Form 10-K for the year ended June 30, 2023 filed on September 28, 2023 with the U.S. Securities and Exchange Commission.

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2023

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

The Company did not incur further expenditures on the property during the period ended September 30, 2023 (June 30, 2023: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the period ended September 30, 2023 and year ended June 30, 2023 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of September 30, 2023, due to related parties balance of $460,832 (June 30, 2023: $443,485) represents the combination of the following:

a)	$357,332 (June 30, 2023: $339,985) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2023: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$75,500 (June 30, 2023: $75,500) owed to a shareholder of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8. SUBSEQUENT EVENTS

Management has reviewed subsequent events through October 27, 2023, the date that the financial statements were available to be issued and none were noted.

GOLDEN STAR RESOURCE CORPORATION

MANAGEMENT DISCUSSION & ANALYSIS

For the Period Ended

September 30, 2023

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

As of September 30, 2023, due to related parties balance of $460,832 (June 30, 2023: $443,485) represents the combination of the following:

$357,332 (June 30, 2023: $339,985) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2023: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

$75,500 (June 30, 2023: $75,500) owed to a shareholder of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All requirements have been met until the next annual due date of September 1, 2024.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of November, 2023.

GOLDEN STAR RESOURCE CORP.
(Registrant)

By:	/s/ Steven Bergstrom
Steven Bergstrom
A member of the Board of Directors.

By:	/s/ Marilyn Miller
Marilyn Miller
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary/Treasurer and a member of the Board of Directors.

