Form 10-K/A
period 2023-06-30
Golden Star Resource Corp.
filed 2024-04-05
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: In order to comply with Rule 8-02 of Regulation S-X, Golden Star Resources Corp. has obtained permission from our predecessor independent accountant to reissue their audit report for the years ending 2022 and 2021.

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

As of June 30, 2023, due to related parties balance of $443,485 (June 30, 2022: $310,949) represents the combination of the following:

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
Vancouver, Canada
September 28, 2022

GOLDEN STAR RESOURCE CORP.

BALANCE SHEETS

(Stated in U.S. Dollars)

(Audited)

	June 30, 2023	June 30, 2022
ASSETS

Current
Cash	$9	$-
Prepaid fees	2,660	-
TOTAL ASSETS	2,669	-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$122,038	$212,684
Loan payable (Note 7)	284,058	201,558
Due to related parties (Note 6)	367,985	310,949
TOTAL LIABILITIES	774,081	725,191

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

6. DUE TO RELATED PARTIES

As of June 30, 2023, due to related parties balance of $443,485 (June 30, 2022: $310,949) represents the combination of the following:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 5th day of April, 2024.

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

