Form 10-K
period 2024-06-30
Golden Star Resource Corp.
filed 2024-09-25
CIK 1375348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On June 30, 2024, the last business day of the registrant’s most recently completed fourth quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,070,000, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $1.000. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,070,000 as of September 25, 2024.

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

The Company did not incur further expenditures on the properties during the year ended June 30, 2024 (2023: $nil) due to a lack of cash.

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

All requirements have been met until the next annual due date of September 1, 2025

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

Fiscal Year 2024	High Bid	Low Bid
Fourth Quarter 4-01-24 to 6-30-24	$1.00	$1.00
Third Quarter 1-01-24 to 3-31-24	$1.50	$0.51
Second Quarter 10-01-23 to 12-31-23	$1.25	$0.33
First Quarter 7-01-23 to 9-30-23	$1.03	$0.32

Fiscal Year 2023	High Bid	Low Bid
Fourth Quarter 4-01-23 to 6-30-23	$1.10	$1.03
Third Quarter 1-01-23 to 3-31-23	$1.03	$1.03
Second Quarter 10-01-22 to 12-31-22	$2.20	$1.53
First Quarter 7-01-22 to 9-30-22	$2.60	$1.95

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have net proceeds of $107,060. We have used proceeds (net of $132,249 accounts payable and accrued liabilities, $284,058 loan payable and $405,546 due to related parties) for the following: $306,358 for professional fees, $49,500 for administration, $98,359 for consulting fees, $13,177 for mineral claim payment, $227,494 for transfer and filing fees, $111,032 for office and sundry, $54,681 for interest expenses, $18,500 for rent, and $54,381 for travel. Our total cash outlays have been offset by a $7,382 foreign exchange gain.

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

As of June 30, 2024, due to related parties balance of $405,546 (June 30, 2023: $367,985) represents the combination of the following:

$377,546 (June 30, 2023: $339,985) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand.

$28,000 (June 30, 2023: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

Loan payable consists of the following:

$284,058 (June 30, 2023: $284,058) was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GOLDEN STAR RESOURCE CORP.

FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2024 AND 2023

(Stated in U.S. Dollars)

F-1

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

YEARS ENDED

JUNE 30, 2024 AND 2023

(Stated in U.S. Dollars)

(Audited)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Golden Star Resource Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Golden Star Resource Corp. as of June 30, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for the fiscal years then ended.

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

PCAOB ID 6104

Vancouver, Washington

September 9, 2024

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM BALANCE SHEETS

(Stated in U.S. Dollars)

(Audited)

	June 30, 2024	June 30, 2023
ASSETS

Current
Cash	$13	$9
Prepaid fees	2,800	2,660
TOTAL ASSETS	$2,813	2,669

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payables and accrued liabilities	$132,249	$122,038
Loan payable (Note 7)	284,058	284,058
Due to related parties (Note 6)	405,546	367,985
TOTAL LIABILITIES	821,854	774,081

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital stock (Note 5)
Authorized:
100,000,000 voting common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share; none issued
Issued:
7,070,000 common shares as at June 30, 2024 and June 30, 2023	$70	$70
Additional paid in capital	106,990	106,990
Deficit accumulated during the exploration stage	(926,101)	(878,472)
	(819,041)	(771,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$2,813	$2,669

Nature of operations and going concern (Note 1)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

(Audited)

	YEAR ENDED
	June 30,
	2024	2023
Expenses

Foreign exchange loss	$5	$35
Bank fees	49	54
Professional fees	12,950	17,178
Office expenses	11,000	10,308
Transfer and filing fees	23,625	18,646
	47,628	46,221

Net Loss and Comprehensive Loss	$(47,628)	$(46,221)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	7,070,000	7,070,000

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Audited)

	YEAR ENDED
	June 30,
	2024	2023

Cash flow from operating activities:

Net loss for the year	$(47,628)	$(46,221)

Change in working capital Items:
Prepaid fees	(140)	(2,660)
Accounts payables and accrued liabilities	10,211	(90,646)
Net Cash Used in Operating Activities	(37,557)	(139,527)

Cash flow from financing activities
Loan Payable	-	82,500
Due to related parties	37,561	57,036
Net Cash Provided by Financing Activities	37,561	139,537

Cash increase (decrease) in the year	4	9

Cash, beginning of year	9	-

Cash, end of year	$13	$9

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

(Audited)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2023	7,070,000	$70	$106,990	$(878,472)	$(771,412)
Net loss				(13,513)	(13,513)

Balance, September 30, 2023	7,070,000	$70	$106,990	$(891,986)	$(784,926)
Net loss				(11,335)	(11,335)

Balance, December 31, 2023	7,070,000	$70	$106,990	$(903,322)	$(796,262)
Net loss				(10,002)	(10,002)

Balance, March 31, 2024	7,070,000	$70	$106,990	$(913,323)	$(806,263)
Net loss				(12,778)	(12,778)

Balance, June 30, 2024	7,070,000	$70	$106,990	$(926,101)	$(819,041)

	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE PERIOD	TOTAL

Balance, June 30, 2022	7,070,000	$70	$106,990	$(832,251)	$(725,191)
Net loss				(19,468)	(19,468)

Balance, September 30, 2022	7,070,000	$70	$106,990	$(851,720)	$(744,660)
Net loss				(2,057)	(2,057)

Balance, December 31, 2022	7,070,000	$70	$106,990	$(853,778)	$(746,718)
Net loss				(12,267)	(12,267)

Balance, March 31, 2023	7,070,000	$70	$106,990	$(866,044)	$(758,984)
Net loss				(12,428)	(12,428)

Balance, June 30, 2023	7,070,000	$70	$106,990	$(878,472)	$(771,412)

The accompanying notes are an integral part of these financial statements

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2024

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

Going Concern

The general business strategy of the Company is to acquire and explore mineral properties. The continued operations of the Company and the recoverability of mineral property costs is dependent upon the existence of economically recoverable mineral reserves, the ability of the Company to obtain necessary financing to complete the development of its properties, and upon future profitable production. The Company has not generated any revenues or completed development of any properties to date. Further, the Company has a working capital deficit of $819,041 (June 30, 2023 - $771,412), has incurred losses of $926,101 since inception, and further significant losses are expected to be incurred in the exploration and development of its mineral properties. The Company will require additional funds to meet its obligations and maintain its operations. There can be no guarantee that the Company will be successful in raising the necessary financing. Management’s plans in this regard are to raise equity financing as required.

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

GOLDEN STAR RESOURCE CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2024

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

The Company did not incur further expenditures on the property during the period ended June 30, 2024 (June 30, 2023: $nil) due to lack of cash. The value of mineral property was written off in prior years.

5. CAPITAL STOCK

a)	On April 24, 2006, the Company issued 6,000,000 common shares at $0.00001 per share to two founding shareholders.

b)	On March 28, 2007, the Company closed its public offering and issued additional 1,070,000 common shares at $0.10.

c)	The Company has not issued any shares during the year ended June 30, 2024 and year ended June 30, 2023 and it has no stock option plan, warrants or other dilutive securities.

6. DUE TO RELATED PARTIES

As of June 30, 2024, due to related parties balance of $405,546 (June 30, 2023: $367,985) represents the combination of the following:

a)	$377,546 (June 30, 2023: $339,985) was payable to a principal shareholder’s company, for the operating expenses paid by the related party on behalf of the Company. The loan amount is unsecured, non-interest bearing and due on demand;

b)	$28,000 (June 30, 2023: $28,000) owed to a director of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

c)	$75,500 (June 30, 2023: $75,500) owed to a shareholder of the Company, for the amount of office, travel and telephone expenses paid by the related party on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

7. LOAN PAYABLE

Loan payable was payable to non-related parties. The loan amount is unsecured, non-interest bearing and due on demand.

8. SUBSEQUENT EVENTS

Management has reviewed subsequent events through September 18, 2024, the date that the financial statements were available to be issued, and note Dimac Capital Corp. has advanced $14,900 to cover our operating expenses.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a)	There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to June 30, 2024, included in this report have been audited by PLYMALE & GILLESPIE CPAS, PLLC, as set forth in this annual report.

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

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being June 30, 2024, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended June 30, 2024 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Marilyn Miller	56	President, Principal Executive Officer, Principal Accounting
3390 Toopal Drive		Officer, Principal Financial Officer, Secretary, Treasurer
Oceanside, California 92058		and a member of our board of directors

Steven Bergstrom	69	A member of the Board of Directors
3390 Toopal Drive
Oceanside, California 92058

Annie King	36	A member of the Board of Directors
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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us to our officers for the last four years. The compensation addresses all compensation awarded to, earned by, or paid to the named executive officers for the fiscal year ended June 30, 2024. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Marilyn Miller	2024	0	0	0	0	0	0	0	0
President, CEO	2023	0	0	0	0	0	0	0	0
CAO, & CFO	2022	0	0	0	0	0	0	0	0
Secretary/Treasurer	2021	0	0	0	0	0	0	0	0

Steven Bergstrom	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

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

We have not paid any salaries in 2024 and we do not anticipate paying any salaries at any time in 2025. We will not begin paying salaries until we have adequate funds to do so. Our directors do not receive any compensation for serving as members of the board of directors.

On July 1, 2010, we entered into a consulting agreement with our director Marilyn Miller for a term of 24 months for a fee of $2,500 per month and was cancelled on the same date. As at June 30, 2024 no consulting was charges by a related party.

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

During the fiscal year 2024, Dimac Capital Corp. advanced $37,561 to cover our operating expenses.

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

2024	$6,500	GILLESPIE
2023	$6,200	GILLESPIE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$6,750	GILLESPIE
2023	$4,500	GILLESPIE
2023	$2,675	MNP LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2024	$	nil
2023	$	nil

(4) All Other Fees

he aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2024	$	nil
2023	$	nil

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 25th day of September, 2024.

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

